Form 10-Q
period 2021-03-31
Independence Holdings Corp.
filed 2021-05-27
CIK 1837393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-40178

INDEPENDENCE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1572684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Park Avenue 29th floor, Suite B New York, NY	10172
(Address of Principal Executive Offices)	(Zip Code)

(212) 704-3000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one-fifth of one redeemable warrant	ACQRU	The Nasdaq Stock Market
Class A ordinary shares, par value $0.0001 per share	ACQR	The Nasdaq Stock Market
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ACQRW	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 13, 2021, there were 49,590,908 Class A ordinary shares, par value $0.0001, and 12,397,727 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INDEPENDENCE HOLDINGS CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENCE HOLDINGS CORP.

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2021

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,676,347	$—
Prepaid expenses	1,416,960	13,162

Total current assets	3,093,307	13,162
Investments held in Trust Account	495,914,245	—
Deferred offering costs associated with initial public offering	—	111,335

Total Assets	$499,007,552	$124,497

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$117,985	$52,989
Accrued expenses	73,698	58,385
Note payable - related party	—	4,053

Total current liabilities	191,683	115,427
Deferred underwriting commissions	17,356,818	—
Derivative warrant liabilities	18,047,120	—

Total liabilities	35,595,621	115,427

Commitments and Contingencies
Class A ordinary shares; 45,841,193 and -0- shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	458,411,930	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,749,715 and -0- shares issued and outstanding (excluding 45,841,193 and -0- shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	375	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,506,250 shares issued and outstanding at March 31, 2021 and December 31, 2020(1)	1,251	1,251
Additional paid-in capital	2,711,759	23,749
Retained earnings (Accumulated deficit)	2,286,616	(15,930)

Total shareholders’ equity	5,000,001	9,070

Total Liabilities and Shareholders’ Equity	$499,007,552	$124,497

(1)

This number included up to 1,631,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

General and administrative expenses	$100,230
Administrative expenses - related party	7,419

Loss from operations	(107,649)
Other income (expenses)
Change in fair value of derivative warrant liabilities	3,039,510
Financing costs – derivative warrant liabilities	(634,480)
Interest income from investments held in Trust Account	5,165

Net income	$2,302,546

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	45,559,508

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding of Non-redeemable ordinary shares (1)	12,154,044

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.19

(1)

This number excluded up to 1,631,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	12,506,250	$1,251	$23,749	$(15,930)	$9,070
Sale of units in initial public offering, less fair value of public warrants	49,590,908	4,959	—	—	484,894,941	—	484,899,900
Offering costs	—	—	—	—	(27,340,317)	—	(27,340,317)
Excess of cash received over fair value of private placement warrant	—	—	—	—	3,540,732	—	3,540,732
Shares subject to possible redemption	(45,841,193)	(4,584)	—	—	(458,407,346)	—	(458,411,930)
Net income	—	—	—	—	—	2,302,546	2,302,546

Balance - March 31, 2021	3,749,715	$375	12,506,250	$1,251	$2,711,759	$2,286,616	$5,000,001

(1)

This number included up to 1,631,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Cash Flows from Operating Activities:
Net income	$2,302,546
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(5,165)
Change in fair value of derivative warrant liabilities	(3,039,510)
Financing costs - derivative warrant liabilities	634,480
Changes in operating assets and liabilities:
Prepaid expenses	(1,403,798)
Accounts payable	102,496
Accrued expenses	3,698

Net cash used in operating activities	(1,405,253)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(495,909,080)

Net cash used in investing activities	(495,909,080)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(170,558)
Proceeds received from initial public offering, gross	495,909,080
Proceeds received from private placement	13,618,182
Offering costs paid	(10,366,024)

Net cash provided by financing activities	498,990,680

Net increase in cash	1,676,347
Cash - beginning of the period	—

Cash - ending of the period	$1,676,347

Supplemental disclosure of noncash investing and financing activities:
Initial valuation of derivative warrant liability	$21,086,630
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$129,005
Reversal of accrued expenses	$58,385
Outstanding accounts payable balance paid by related party under note payable	$37,500
Deferred underwriting commissions	$17,356,818
Initial value of Class A ordinary shares subject to possible redemption	$455,454,240
Change in value of Class A ordinary shares subject to possible redemption	$2,957,690

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND GOING CONCERN

Independence Holdings Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 7, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (herein referred to as “Initial Business Combination”).

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from December 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Independence Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 8, 2021. On March 11, 2021, the Company consummated its Initial Public Offering of 49,590,908 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 6,090,908 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,078,788 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $13.6 million (Note 5).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $495.9 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a general meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”)

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an Initial Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Initial Shareholders, executive officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with an Initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or March 11, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each such case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete an Initial Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.7 million in its operating bank account, and working capital of approximately $2.9 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined in Note 5), the loan under the Note of $300,000 (as defined in Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans (as defined in Note 5) may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 9,918,182 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering and (ii) the 9,078,788 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As of March 11, 2021
	As Previously Reported	Adjustment	As Corrected
Derivative warrant liabilities	$—	$21,086,630	$21,086,630
Total liabilities	17,918,408	21,086,630	39,005,038
Class A common stock, $0.0001 par value; shares subject to possible redemption	476,540,870	(21,086,630)	455,454,240
Class A common stock, $0.0001 par value	194	211	405
Additional paid-in-capital	5,042,876	634,269	5,677,145
Accumulated deficit	(44,314)	(634,480)	(678,794)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on March 17, 2021 and March 11, 2021, respectively.

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (Warrants) as presented in its audited balance sheet as of March 11, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $21.1 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item recorded as part of the activity in the three months ended March 31, 2021 as reported herein. There would have been no change to total stockholders’ equity as reported.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account can be comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and note payable – related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 9,918,182 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 9,078,788 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 45,841,193 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,996,969 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss on investments held in the Trust Account attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable shares of Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participates in the income or loss on investments held in the Trust Account based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per ordinary share:

For The three Months Ended March 31, 2021

Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Income from investments held in Trust Account	$4,775
Less: Company’s portion available to be withdrawn to pay taxes	-
Net income attributable	$4,775

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	45,559,508

Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary shares
Numerator: Net Income minus Net Earnings
Net income	$2,302,546
Net income allocable to Class A ordinary shares subject to possible redemption	(4,775)
Non-redeemable net income	$2,297,771

Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	12,154,044

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.19

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 25, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On March 11, 2021, the Company consummated its Initial Public Offering of 49,590,908 Units, including 6,090,908 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 11, 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 11,500,000 Class B ordinary shares (the “Founder Shares”). In March 2021, the Company issued to the initial shareholders an additional 1,006,250 Founder Shares, resulting in the Sponsor holding an aggregate of 12,506,250 Founder Shares. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,631,250 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination and (B) subsequent to the Initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,078,788 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $13.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On December 7, 2020, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $171,000 under the Note and fully repaid the balance upon closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of an Initial Business Combination or the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $10,000 per month, in the aggregate, for office space, secretarial and administrative services provided to the Company.

In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable target businesses. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account.

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed simultaneously with the closing of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 6,525,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $9.9 million in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred underwriting commission of $0.35 per unit, or approximately $17.4 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2021, the Company had 9,918,182 Public Warrants and 9,078,788 Private Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under the section below entitled “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the section below entitled “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•

if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•

if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 3,749,715 and -0- shares of Class A ordinary shares outstanding, excluding 45,841,193 and -0- Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying balance sheet, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 11, 2020, the Company issued 12,506,250 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share capitalization described in Note 6. Of the 12,506,250 Class B ordinary shares outstanding, up to 1,631,250 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 9. FAIR VALUE MEASUREMENTS

INDEPENDENCE HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$495,914,245	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$18,047,120

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering has been measured at fair value using a Modified Monte Carlo simulation. The fair value of the Private Warrants has been measured at fair value using a Modified Black Scholes method. For the three months ended March 31, 2021, the Company recognized a gain to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of approximately $3.0 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Modified Black Scholes method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 9, 2021	As of March 31, 2021
Volatility	17.0%	15.0%
Stock price	$10.00	$10.00
Expected life of the options to convert	5	5
Risk-free rate	0.83%	0.92%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at December 31, 2020	$—
Issuance of derivative warrant liabilities	21,086,630
Change in fair value of derivative warrant liabilities	(3,039,510)
Level 3 -Derivative warrant liabilities at March 31, 2021	$18,047,120

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Independence Holdings Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on December 7, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (herein referred to as the “Initial Business Combination”).

Our sponsor is Independence Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on March 8, 2021 (the “Initial Public Offering”). On March 11, 2021, we consummated its Initial Public Offering of 49,590,908 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 6,090,908 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 9,078,788 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $13.6 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $495.9 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. Our Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time we sign a definitive agreement in connection with the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or March 11, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each such case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.7 million in our operating bank account, and working capital of approximately $2.9 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares, the loan under the Note of $300,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the initial public offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from December 7, 2020 (inception) through March 31, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended March 31, 2021, we had a net income of approximately $2.3 million, which consisted of approximately $100,000 in general and administrative expenses, $7,000 in administrative expenses – related party, approximately $634,000 in financing costs – derivative warrant liabilities, offset by approximately $3.0 million in change in fair value of derivative warrant liabilities, and approximately $5,000 in interest income from investments held in Trust Account.

Related Party Transactions

Founder Shares

On December 11, 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on our behalf in exchange for issuance of 11,500,000 Class B ordinary shares (the “Founder Shares”). In March 2021, we issued to the initial shareholders an additional 1,006,250 Founder Shares, resulting in the Sponsor holding an aggregate of 12,506,250 Founder Shares. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,631,250 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination and (B) subsequent to the Initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On December 7, 2020, the Sponsor agreed to loan us up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $171,000 under the Note and fully repaid the balance upon closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of an Initial Business Combination or our liquidation, we agreed to pay affiliates of the Sponsor a total of $10,000 per month, in the aggregate, for office space, secretarial and administrative services provided to us.

In addition, the Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. The audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account.

Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of this prospectus to purchase up to 6,525,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $9.9 million in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or approximately $17.4 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 45,841,193 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our balance sheet.

Net income per ordinary share

Net income per ordinary share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,996,969 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed consolidated statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was approximately $5,000 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $2.3 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period ordinary share.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, other than the restated risk factor below, there have been no material changes to the risk factors disclosed in the Amendment No. 2 to Form S-1 filed with the SEC on March 5, 2021. Any of these risk factors could result in a significant factor or material adversely affect our business, financial condition, or operating results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition, or operating results.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 7, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”). The Company borrowed approximately $171,000 under the Note. The Company fully repaid the Note on the closing of the Initial Public Offering.

On December 11, 2020, our Sponsor paid an aggregate of $25,000, in exchange for issuance of 11,500,000 Class B ordinary shares. In March 2021, the Company issued to the initial shareholders an additional 1,006,250 Founders Shares, resulting in the Sponsor holding an aggregate of 12,506,250 Found Shares. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.

On March 11, 2021, the Company consummated their Initial Public Offering of 49,590,908 Units, including 6,090,908 Units as a result of the underwriters’ exercise in part of their over-allotment option, generating gross proceeds of $495,909,080, and a Private Placement of 9,078,788 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating approximately $13.6 million in proceeds. Each Private Placement Warrant is redeemable for one share of Class A ordinary share at an exercise price of $11.50 per share.

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the Private Placement, approximately $495.9 million were placed in the Trust Account.

We incurred offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions.

On April 29, 2021, our shares and warrants began separate trading.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE HOLDINGS CORP.

Date: May 26, 2021		/s/ John Lawrence Furlong
	Name:	John Lawrence Furlong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2021		/s/ Jaskaran Heir
	Name:	Jaskaran Heir
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)