Form 10-Q
period 2021-06-30
Independence Holdings Corp.
filed 2021-08-16
CIK 1837393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No.
001-40178

INDEPENDENCE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1572684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Park Avenue, 29th floor, Suite B New York, NY	10172
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
11
, 2021, there were
22,794,555

units, 26,796,353
 Class A ordinary shares, par
value $0.0001,
12,506,250
Class B ordinary shares, $0.0001 par value, and 14,438,048 warrants, issued and outstanding.

INDEPENDENCE HOLDINGS CORP.
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,556,501	$—
Prepaid expenses	1,216,448	13,162

Total current assets	2,772,949	13,162
Investments held in Trust Account	495,931,971	—
Deferred offering costs associated with initial public offering	—	111,335

Total Assets	$498,704,920	$124,497

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$76,349	$52,989
Accrued expenses	105,321	58,385
Note payable – related party	—	4,053

Total current liabilities	181,670	115,427
Deferred underwriting commissions	17,356,818	—
Derivative warrant liabilities	21,086,630	—

Total liabilities	38,625,118	115,427

Commitments and Contingencies

Class A ordinary shares; 45,507,980 and -0- shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	455,079,800	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,082,928 and -0- shares issued and outstanding (excluding 45,507,980 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	408	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,397,727 and 12,506,250 shares issued and outstanding at June 30, 2021 and December 31, 2020 (1)	1,240	1,251
Additional paid-in capital	6,043,867	23,749
Accumulated deficit	(1,045,513)	(15,930)

Total shareholders’ equity	5,000,002	9,070

Total Liabilities and Shareholders’ Equity	$498,704,920	$124,497

(1)
This number included up to 1,631,250 Class
 B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March
 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class
 B ordinary shares remaining subject to forfeiture. On April
 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class
 B ordinary shares accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$280,345	$380,575
Administrative expenses - related party	30,000	37,419

Loss from operations	(310,345)	(417,994)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(3,039,510)	—
Financing costs - derivative warrant liabilities	—	(634,480)
Interest income from investments held in Trust Account	17,726	22,891

Net loss	$(3,332,129)	$(1,029,583)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	45,837,531	45,785,402

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding of Non-redeemable ordinary shares (1)	16,151,104	14,163,615

Basic and diluted net income per share, Non-redeemable ordinary shares	$(0.21)	$(0.07)

(1)
This number excluded up to 1,631,250 Class
 B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March
 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class
 B ordinary shares remaining subject to forfeiture. On April
 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class
 B ordinary shares accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares (1)	Amount
Balance - December 31, 2020	—	$—	12,506,250	$1,251	$23,749	$(15,930)	$9,070
Sale of units in initial public offering, less fair value of public warrants	49,590,908	4,959	—	—	484,894,941	—	484,899,900
Offering costs	—	—	—	—	(27,340,317)	—	(27,340,317)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,540,732	—	3,540,732
Shares subject to possible redemption	(45,841,193)	(4,584)	—	—	(458,407,346)	—	(458,411,930)
Net income	—	—	—	—	—	2,302,546	2,302,546

Balance - March 31, 2021 (unaudited)	3,749,715	375	12,506,250	1,251	2,711,759	2,286,616	5,000,001
Forfeiture of Class B ordinary shares	—	—	(108,523)	(11)	11	—	—
Shares subject to possible redemption	333,213	33	—	—	3,332,097	—	3,332,130
Net loss	—	—	—	—	—	(3,332,129)	(3,332,129)

Balance - June 30, 2021 (unaudited)	4,082,928	$408	12,397,727	$1,240	$6,043,867	$(1,045,513)	$5,000,002

(1)
This number included up to 1,631,250 Class
 B ordinary sha
r
es subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March
 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class
 B ordinary shares remaining subject to forfeiture. On April
 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class
 B ordinary shares accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,029,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(22,891)
Financing costs - derivative warrant liabilities	634,480
Changes in operating assets and liabilities:
Prepaid expenses	(1,203,286)
Accounts payable	60,860
Accrued expenses	35,321

Net cash used in operating activities	(1,525,099)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(495,909,080)

Net cash used in investing activities	(495,909,080)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(170,558)
Proceeds received from initial public offering, gross	495,909,080
Proceeds received from private placement	13,618,182
Offering costs paid	(10,366,024)

Net cash provided by financing activities	498,990,680

Net increase in cash	1,556,501

Cash - beginning of the period	—

Cash - end of the period	$1,556,501

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$129,005
Reversal of accrued expenses	$58,385
Outstanding accounts payable balance paid by related party under note payable	$37,500
Deferred underwriting commissions	$17,356,818
Initial value of Class A ordinary shares subject to possible redemption	$455,454,240
Change in value of Class A ordinary shares subject to possible redemption	$(374,440)
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
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from December 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Independence Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 8, 2021. On March 11, 2021, the Company consummated its Initial Public Offering of 49,590,908 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 6,090,908 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions (Note 5).
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
The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a general meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

for working capital). The
per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an Initial Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.
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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete an

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Initial Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only
$10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Spon
s
or agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, expenses relating to the administration of the trust account and limited withdrawals for working capital, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.6 million in its operating bank account, and working capital of approximately $2.6 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of
$300,000
, and the net
proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders
may, but are not obligated to, provide the Company Working Capital Loans
 (as defined in Note 4).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of
P
resentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form
8-K
and the final prospectus filed by the Company with the SEC on March 17, 2021 and March 11, 2021, respectively.
In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of March 11, 2021 included in its Current Report on Form
8-K.
The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to ASC 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $21.1 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There would have been no change to total shareholders’
equity as reported.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
E
stimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At June 30, 2021 the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815-15 “Derivatives and Hedging—Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’
equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31,
2020, 45,507,980 and
-0-
Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC Topic 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,996,970 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.
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
Non-redeemable
ordinary shares include Founder Shares and
non-redeemable
shares of Class A ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares participate in the income or loss on investments held in the Trust Account based on non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Income from investments held in Trust Account	$16,267	$21,007
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable	$16,267	$21,007

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	45,837,531	45,785,402

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net loss	$(3,332,129)	$(1,029,583)
Net income allocable to Class A ordinary shares subject to possible redemption	(16,267)	(21,007)

Non-redeemable net loss	$(3,348,396)	$(1,050,590)

Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	16,151,104	14,163,615

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.21)	$(0.07)

Recent Accounting Pronouncements
The Company’s management does not believe that any oth
e
r recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
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
NOTE 4. RELATED PARTY TRANSACTIONS
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of t
h
e Init
i
al Business Combination.
Related Party Loans
On December 7, 2020, the Sponsor agreed to loan the Company up to $
300,000
pursuant to a promissory note (the “Note”). The Note was
non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $
171,000
under the Note and fully repaid the balance upon closing of the Initial Public Offering.
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of an Initial Business Combination or the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $
10,000
per month, in the aggregate, for office space, secretarial and administrative services provided to the Company.
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
During the three and six months ended June 30, 2021, the Company incurred $30,000 and approximately $37,000 in expenses for these services, which is included in administrative expenses – related party on the accompanying statements of operations. As of June 30, 2021, the Company have $30,000 included in accrued expenses on the unaudited condensed balance sheet related to these expenses.
NOTE 5. COMMITMENTS AND CONTINGENCIES
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2021, the Company had 9,918,182 Public Warrants and 9,078,788 Private Warrants outstanding.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
The Private Placement Warrants are identical to t
h
e Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 4,082,928 and
-0-
shares of Class A ordinary shares outstanding, excluding 45,507,980 and
-0-
Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying unaudited condensed balance sheets, respectively.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 11, 2020, the Company issued 12,506,250 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share capitalization described in Note 4. Of the
12,506,250
Class B ordinary shares outstanding, up to
1,631,250
Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly resulting in 12,397,727 Class B ordinary shares outstanding, none subject to forfeiture.
Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account	$495,931,971	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$11,009,180	$—	$—
Derivative warrant liabilities - Private	$—	$10,077,450	$—

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 as the Public Warrants were separately listed and traded in April 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering has been measured at fair value using a Modified Monte Carlo simulation, and subsequently are based on the listed market price of such warrants, a Level 1 measurement since April 2021. The fair value of the Private Warrants has been measured at fair value using a Modified Black Scholes method, and subsequently are based on the listed market price of Public Warrants. For the six months ended June 30, 2021, the Company recognized no gain to the unaudited condensed statement of operations in the fair value of liabilities.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 9, 2021	As of June 30, 2021
Volatility	17.0%	15.0%
Stock price	$10.00	$10.00
Expected life of the options to convert	5	5
Risk-free rate	0.83%	0.92%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities for the period for the three and six months ended June 30, 2021 is summarized as follows:

Level 3- Derivative warrant liabilities at December 31, 2020	$—
Issuance of derivative warrant liabilities	21,086,630
Change in fair value of derivative warrant liabilities	(3,039,510)

Level 3 -Derivative warrant liabilities at March 31, 2021	$18,047,120
Transfer of Public Warrants to Level 1	(9,422,270)
Transfer of Private Warrants to Level 2	(8,624,850)

Level 3 -Derivative warrant liabilities at June 30, 2021	$—

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS
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
Our sponsor is Independence Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on March 8, 2021 (the “Initial Public Offering”). On March 11, 2021, we consummated its Initial Public Offering of 49,590,908 units (
each, a “Unit” and collectively,

the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 6,090,908 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions (Note 5).
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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.6 million in our operating bank account, and working capital of approximately $2.6 million.
Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined below), the loan under the Note of $300,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans (as defined below). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant.
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
Results of Operations
Our entire activity from December 7, 2020 (inception) through June 30, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.
For the three months ended June 30, 2021, we had a net loss of approximately $3.3 million, which consisted of approximately $280,000 in general and administrative expenses, $30,000 in administrative expenses – related party, and approximately $3.0 million in change in fair value of derivative warrant liabilities, offset by approximately $18,000 in interest income from investments held in Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $1.0 million, which consisted of approximately $381,000 in general and administrative expenses, approximately $37,000 in administrative expenses – related party, and approximately $634,000 in financing costs – derivative warrant liabilities, offset by approximately $23,000 in interest income from investments held in Trust Account.
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
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, we had no borrowings under the Working Capital Loans.
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
During the three and six months ended June 30, 2021, we incurred $30,000 and approximately $37,000 in expenses for these services, which is included in administrative expenses – related party on the accompanying statements of operations. As of June 30, 2021, we have $30,000 included in accrued expenses on the unaudited condensed balance sheet related to these expenses.
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
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”) and ASC Topic 815-15 “Derivatives and Hedging—Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the our condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 45,507,980 and
-0-
Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our balance sheet.
Net income per ordinary share
Our unaudited condensed statement of operations includes a presentation of income per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income per ordinary share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.
Net income per share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net income, adjusted for income or loss on investments held in the Trust Account attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
Non-redeemable
ordinary shares include Founder Shares and
non-redeemable
shares of Class A ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares participate in the income or loss on investments held in the Trust Account based on non-redeemable
shares’ proportionate interest.
Recent Accounting Pronouncements
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.

JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021, due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form
10-Q
for the period ended March 31, 2021.

We performed additional analysis as deemed necessary to ensure that our financial statements for quarter ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
We incurred offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions.
On April 29, 2021, our shares and warrants began separate trading.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE HOLDINGS CORP.

Date: August 16, 2021		/s/ John Lawrence Furlong
	Name:	John Lawrence Furlong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Jaskaran Heir
	Name:	Jaskaran Heir
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)