Form 10-Q
period 2021-09-30
Independence Holdings Corp.
filed 2021-11-22
CIK 1837393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one-fifth of one redeemable warrant	ACQRU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ACQR	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ACQRW	The Nasdaq Stock Market LLC
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
12b-2
of the Exchange Act):  Yes  ☒    No  ☐
As of November 18, 2021, there were 17,494,837 units
, 31,904,686 Class A ordinary shares, par value $0.0001, 12,506,250 Class B ordinary shares, $0.0001 par value, and 15,135,765 warrants, issued and outstanding.

INDEPENDENCE HOLDINGS CORP.
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,435,699	$—
Prepaid expenses	1,015,642	13,162

Total current assets	2,451,341	13,162
Investments held in Trust Account	495,938,352	—
Deferred offering costs associated with initial public offering	—	111,335

Total Assets	$498,389,693	$124,497

Total Liabilities, Class A Ordinary - Shares Subject To Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$66,490	$52,989
Accrued expenses	102,375	58,385
Note payable - related party	—	4,053

Total current liabilities	168,865	115,427
Deferred underwriting commissions	17,356,818	—
Derivative warrant liabilities	19,946,820	—

Total liabilities	37,472,503	115,427
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 49,590,908 and -0- shares at $10.00 per share at redemption value at September 30, 2021 and December 31, 2020, respectively	495,909,080	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no nonredeemable Class A ordinary shares issued or outstandin g	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,397,727 and 12,506,250 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,240	1,251
Additional paid-in capital	—	23,749
Accumulated deficit	(34,993,130)	(15,930)

Total shareholders’ equity (deficit)	(34,991,890)	9,070

Total Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders’ Equity (Deficit)	$498,389,693	$124,497

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS -ENDED SEPTEMBER 30, 2021

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
General and administrative expenses	$278,803	$659,378
Administrative expenses - related party	30,000	67,419

Loss from operations	(308,803)	(726,797)
Other income (expenses)
Change in fair value of derivative warrant liabilities	1,139,810	1,139,810
Financing costs - derivative warrant liabilities	—	(634,480)
Interest income from investments held in Trust Account	6,381	29,272

Net income (loss)	$837,388	$(192,195)

Weighted average number of Class A ordinary shares - basic and diluted	49,590,908	37,056,942

Basic and diluted net income (loss) per share, Class A	$0.01	$(0.00)

Weighted average number of Class B ordinary shares – basic and diluted	12,397,727	12,007,284

Basic and diluted net income (loss) per share, Class B	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity (Deficit)
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	12,506,250	$1,251	$23,749	$(15,930)	$9,070
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,540,732	—	3,540,732
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(3,564,481)	(34,785,016)	(38,349,497)
Net income	—	—	—	—	—	2,302,546	2,302,546

Balance - March- 31, 2021 (unaudited) (restated) (1)	—	—	12,506,250	1,251	—	(32,498,400)	(32,497,149)
Forfeiture of Class B ordinary shares	—	—	(108,523)	(11)	11	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(11)	11	—
Net loss	—	—	—	—	—	(3,332,129)	(3,332,129)

Balance - June 30, 2021 (unaudited) (restated) (1)	—	—	12,397,727	1,240	—	(35,830,518)	(35,829,278)
Net income	—	—	—	—	—	837,388	837,388

Balance - September 30, 2021 (unaudited)	—	$—	12,397,727	$1,240	$—	$(34,993,130)	$(34,991,890)

(1)	As restated due to the review of the treatment of public shares subject to redemption (See Note 2)
The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS -ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(192,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(29,272)
Financing costs - derivative warrant liabilities	634,480
Change in fair value of derivative warrant liabilities	(1,139,810)
Changes in operating assets and liabilities:
Prepaid expenses	(1,002,480)
Accounts payable	51,001
Accrued expenses	32,375

Net cash used in operating activities	(1,645,901)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(495,909,080)

Net cash used in investing activities	(495,909,080)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(170,558)
Proceeds received from initial public offering, gross	495,909,080
Proceeds received from private placement	13,618,182
Offering costs paid	(10,366,024)

Net cash provided by financing -activities	498,990,680

Net increase - in cash	1,435,699
Cash - beginning of the period	—

Cash - end of the period	$1,435,699

Supplemental disclosure - of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$129,005
Reversal of accrued expenses	$58,385
Outstanding accounts payable balance paid by related party under note payable	$37,500
Deferred underwriting commissions	$17,356,818
The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND GOING
-
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
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from December 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.4 million in its operating bank account and working capital of approximately $2.3 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of $300,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not n eces
sarily indicative of the results that may be expected through December 31, 2021.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form
8-K
and the final prospectus filed by the Company with the SEC on March 17, 2021 and March 11, 2021, respectively.
Restatement to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than
$5,000,001
.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on March 17, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).
The impact of the restatement to the March 11, 2021 Post-IPO Balance Sheet is presented below.

As of March 11, 2021	As Reported, As Revised	Adjustment	As Restated
Class A ordinary shares subject to redemption at $10.00 per share	$455,454,240	$40,454,840	$495,909,080
Class A ordinary shares	405	(405)	—
Additional paid-in capital	5,677,145	(5,677,145)	—
Accumulated deficit	(678,794)	(34,777,290)	(35,456,084)
Total shareholders’ equity (deficit)	$5,000,007	$(40,454,840)	$(35,454,833)
Number of Class A ordinary shares subject to redemption	45,545,424	4,045,484	49,590,908
Number of Class A ordinary shares in permanent equity	4,045,484	(4,045,484)	—
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to redemption at $10.00 per share	$458,411,930	$37,497,150	$495,909,080
Class A ordinary shares	375	(375)	—
Additional paid-in capital	2,711,759	(2,711,759)	—
Retained earnings (accumulated deficit)	2,286,616	(34,785,016)	(32,498,400)
Total shareholders’ equity (deficit)	$5,000,001	$(37,497,150)	$(32,497,149)
Number of Class A ordinary shares subject to redemption	45,841,193	3,749,715	49,590,908
Number of Class A ordinary shares in permanent equity	3,749,715	(3,749,715)	—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed statement of change in shareholders’ equity (deficit) for the three months ended March 31, 2021:

Three Months Ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Sale of Shares in Initial Public Offering, Gross
Class A ordinary shares, par value $0.0001	$4,959	$(4,959)	$—
Additional paid-in capital	$484,894,941	$(484,894,941)	$—
Total shareholders’ equity (deficit)	$484,899,900	$(484,899,900)	$—
Offering Costs
Additional paid-in capital	$(27,340,317)	$27,340,317	$—
Total shareholders’ equity (deficit)	$(27,340,317)	$27,340,317	$—
Class A ordinary shares Subject to Possible Redemption
Class A ordinary shares, par value $0.0001	$(4,584)	$4,584	$—
Additional paid-in capital	$(458,407,346)	$458,407,346	$—
Total shareholders’ equity (deficit)	$(458,411,930)	$458,411,930	$—
Accretion of Class A ordinary shares to Redemption Amount
Additional paid-in capital	$—	$(3,564,481)	$(3,564,481)
Accumulated deficit	$—	$(34,785,016)	$(34,785,016)
Total shareholders’ equity (deficit)	$—	$(38,349,497)	$(38,349,497)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: three months ended March 31, 2021

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	$455,454,240	$(455,454,240)	$—
Change in value of Class A ordinary shares subject to possible redemption	$2,957,690	$(2,957,690)	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to redemption at $10.00 per share	$455,079,800	$40,829,280	$495,909,080
Class A ordinary shares	408	(408)	—
Additional paid-in capital	6,043,867	(6,043,867)	—
Accumulated deficit	(1,045,513)	(34,785,005)	(35,830,518)
Total shareholders’ equity (deficit)	$5,000,002	$(40,829,280)	$(35,829,278)
Number of Class A ordinary shares subject to redemption	45,507,980	4,082,928	49,590,908
Number of Class A ordinary shares in permanent equity	4,082,928	(4,082,928)	—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed statement changes in shareholders’ equity (deficit) for the three months ended June 30, 2021:

Three Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Class A ordinary shares Subject to Possible Redemption
Class A ordinary shares, par value $0.0001	$33	$(33)	$—
Additional paid-in capital	$3,332,097	$(3,332,097)	$—
Total shareholders’ equity (deficit)	$3,332,130	$(3,332,130)	$—
Accretion of Class A ordinary shares to Redemption Amount
Additional paid-in capital	$—	$(11)	$(11)
Accumulated deficit	$—	$11	$11
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: six months ended June 30, 2021

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	$455,454,240	$(455,454,240)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(374,440)	$374,440	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share as previously reported in the Company’s unaudited condensed statements of operations, is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary share (redeemable)
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Weighted average shares outstanding	45,559,508	(33,988,296)	11,571,212
Basic and diluted earnings per share	$—	$0.10	$0.10
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Weighted average shares outstanding	45,837,531	3,753,377	49,590,908
Basic and diluted earnings per share	$—	$(0.05)	$(0.05)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Weighted average shares outstanding	45,785,402	(15,099,315)	30,686,087
Basic and diluted earnings per share	$—	$(0.02)	$(0.02)

	EPS for Class B ordinary share (non-redeemable)
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Weighted average shares outstanding - basic	12,154,044	(940,660)	11,213,384
Weighted average shares outstanding - diluted	12,154,044	243,683	12,397,727
Basic and diluted earnings per share	$0.19	$(0.09)	$0.10
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Weighted average shares outstanding	16,151,104	(3,753,377)	12,397,727
Basic and diluted earnings per share	$(0.21)	$0.16	$(0.05)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Weighted average shares outstanding	14,163,615	(2,354,788)	11,808,827
Basic and diluted earnings per share	$(0.07)	$0.05	$(0.02)
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000
, and investments held in Trust Account. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021 and December 31, 2020.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic
815-15
“Derivatives and Hedging-Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021
,
49,590,908 Class A ordinary shares

subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,996,970 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss)- basic and diluted	$669,910	$167,478	$(145,160)	$(47,035)
Denominator:
Basic and diluted weighted average common shares outstanding	49,590,908	12,397,727	37,056,942	12,007,284

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.00)	$(0.00)

Diluted net income per ordinary share	$0.01	$0.01	$(0.00)	$(0.00)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING
On March 11, 2021, the Company consummated its Initial Public Offering of 49,590,908 Units, including 6,090,908 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions.
Each Unit consists of one Class A ordinary share and
one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).
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
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
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
During the three and nine months ended September 30, 2021, the Company incurred $30,000 and approximately $67,000 in expenses for these services, which is included in administrative expenses—related party on the accompanying statements of operations. As of September 30, 2021, the Company had $30,000 included in accrued expenses on the unaudited condensed balance sheet related to these expenses.
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
NOTE 6. DERIVATIVE WARRANT
-
LIABILITIES
As of September 30, 2021, the Company had 5,718,127 Public Warrants and 9,078,788 Private Warrants outstanding.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 49,590,908 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$495,909,080
Less:
Proceeds allocated to public warrants	(11,009,180)
Class A ordinary share issuance costs	(27,340,317)
Plus:
Accretion of carrying value to redemption value	38,349,497

Class A ordinary share subject to possible redemption	$495,909,080

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ EQUITY
Preference
-
Shares -
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares -
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 49,590,908 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 7). As of December 31, 2020, the were no Class A ordinary shares issued or outstanding.
Class B Ordinary Shares -
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 11, 2020, the Company issued 12,506,250 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share capitalization described in Note 4. Of the 12,506,250 Class B ordinary shares outstanding, up to 1,631,250 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly resulting in 12,397,727 Class B ordinary shares outstanding, none subject to forfeiture. As of September 30, 2021, there were
12,506,25
Class B ordinary shares outstanding
Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$495,938,352	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$10,414,090	$—	$—
Derivative warrant liabilities - Private	$—	$9,532,730	$—
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 as the Public Warrants were separately listed and traded in April 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Monte Carlo simulation, and subsequently are based on the listed market price of such warrants, a Level 1 measurement since April 2021. The fair value of the Private Warrants were initially measured at fair value using a Modified Black Scholes method, and subsequently are based on the listed market price of Public Warrants. For the three and nine months ended September 30, 2021, the Company recognized a gain related to the decrease in the fair value of the derivative warrant liabilities, presented as change in the fair value of derivative warrant liabilities on the unaudited condensed statement of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Modified Black Scholes method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipates remaining at zero.
The change in the fair value of the derivative warrant liabilities for the period for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of derivative warrant liabilities	(21,086,630)
Change in fair value of derivative warrant liabilities	(3,039,510)

Level 3 - Derivative warrant liabilities at March 31, 2021	(18,047,120)
Transfer of Public Warrants to Level 1	(9,422,270)
Transfer of Private Warrants to Level 2	(8,624,850)

Level 3 - Derivative warrant liabilities at June 30, 2021	—
Change in fair value of derivative warrant liabilities	—

Level 3 - Derivative warrant liabilities at September 30, 2021	$—

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

Item 2.	Management’s Discussion and Analysis of Financial- Condition and Results of Operations.
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
Our sponsor is Independence Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on March 8, 2021 (the “Initial Public Offering”). On March 11, 2021, we consummated its Initial Public Offering of 49,590,908 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 6,090,908 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions (Note 5).
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
Liquidity- and Capital Resources
As of September 30, 2021, we had approximately $1.4 million in our operating bank account, and working capital of approximately $2.3 million.
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
Results of Operations
Our entire activity from December 7, 2020 (inception) through September 30, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.
For the three months ended September 30, 2021, we had net income of approximately $837,000, which consisted of approximately $1.1 million in change in fair value of derivative warrant liabilities, and approximately $6,000 in interest income from investments held in Trust Account, partially offset by approximately $279,000 in general and administrative expenses, and $30,000 in administrative expenses—related party.
For the nine months ended September 30, 2021, we had a net loss of approximately $192,000, which consisted of approximately $659,000 in general and administrative expenses, approximately $67,000 in administrative expenses—related party, and approximately $634,000 in financing costs—derivative warrant liabilities, offset by approximately $1.1 million in change in fair value of derivative warrant liabilities, and approximately $29,000 in interest income from investments held in Trust Account.

Related Party -Transactions
Founder -Shares
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
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, we had no borrowings under the Working Capital Loans.
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
During the three and nine months ended September 30, 2021, we incurred $30,000 and approximately $67,000 in expenses for these services, which is included in administrative expenses—related party on the accompanying statements of operations. As of September 30, 2021, we had $30,000 included in accrued expenses on the unaudited condensed balance sheet related to these expenses.

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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”) and ASC Topic
815-15
“Derivatives and Hedging-Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 49,590,908 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net income (loss) per ordinary share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,996,970 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting related to accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 11, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments . The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our prospectus for our Initial Public Offering filed with the SEC on March 11, 2021. There have been no material changes in our risk factors since such filing, except for the following:
The Company has identified a material weakness in its internal control over financial reporting as of September 30, 2021. If the Company is unable to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Company and materially and adversely affect the Company’s business and operating results.
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate the presentation of Class A ordinary shares subject to possible redemption to reflect its Public Shares within temporary equity after determining the Public Shares redemption feature is not solely within the control of the Company. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. The Company continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
A material weakness could limit the Company’s ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of the Company’s annual or interim financial statements. In such a case, the Company may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the Company’s financial reporting, the Company’s securities price may decline and the Company may face litigation as a result of the foregoing. The Company cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.
Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations..

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE HOLDINGS CORP.

Date: November 22, 2021		/s/ John Lawrence Furlong
	Name:	John Lawrence Furlong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021		/s/ Jaskaran Heir
	Name:	Jaskaran Heir
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)