Form 10-K
period 2021-12-31
Independence Holdings Corp.
filed 2022-04-15
CIK 1837393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40178

Independence Holdings Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1572684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

277 Park Avenue, 29th Floor, Suite B New York, New York	10172
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
704-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of one redeemable warrant to acquire oneClass A ordinary share	ACQRU	The Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	ACQR	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ACQRW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes   ☒ No ☐
Based on the closing price of $9.90
per share on June 30, 2021, the aggregate market value of our voting and non-voting
ordinary shares held by
non-affiliates
was $490,949,989.
As of April 14, 2022, there
were 7,894,057 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-fifth of one redeemable warrant to acquire one Class A ordinary share,
41,696,851 Class A ordinary shares,

and
12,506,250 Class B ordinary shares, par value $0.0001 per share, of the company issued and outstanding.
Documents Incorporated by Reference: None.

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
or the context otherwise requires, references to:

•	“Affiliated Organization” are to each of FT Partners and Sagemount (together, the “Affiliated Organizations”);

•	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company, effective as of March 8, 2021;

•	“Bregal” are to Bregal Investments, Inc., an SEC-registered investment adviser;

•	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to the Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•
“FT Partners” are to Financial Technology Partners LP and FTP Securities LLC, a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority (“FINRA”);

•
“Initial Public Offering” are to the Company’s offering on March 11, 2021 of 49,590,908 units (which included units issued pursuant to the partial exercise of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-fifth
of one redeemable warrant;

•	“initial shareholders” are to our sponsor, Independence Sponsor LLC and each other holder of founder shares upon the consummation of the Initial Public Offering;

•	“Nasdaq” are to the Nasdaq Capital Market;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•
“private placement warrants” are to the warrants sold to our sponsor in a private placement simultaneously with the closing of the Initial Public Offering and upon conversion of working capital loans, if any;

•
“public shares” are to our Class A ordinary shares sold as part of the units in the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” are to Independence Sponsor LLC, a Cayman Islands limited liability company; and

•	“we,” “us,” “our,” “company” or “our company” are to Independence Holdings Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form
10-K
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form
10-K
may include, for example, statements about:

•	our ability to select an appropriate partner business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective partner business or businesses;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective partner businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The requirement that we complete our initial business combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

•
If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

•
Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

•
Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional shares of Class A ordinary shares if we issue certain shares to consummate an initial business combination.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

PART I

Item 1.	Business

Overview
We are a newly organized blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form
10-K
as our initial business combination or our business combination. We have not selected any potential business combination targets and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination targets.
We intend to leverage our deep financial and investing experience, extensive deal flow and large contact networks in order to pursue exceptional opportunities with high-quality growth companies in our focus sectors of financial technology (“FinTech”), software and tech-enabled services. We will use our expertise in fundamental business analysis and company and industry due diligence to identify and confirm the strength of any business we evaluate. We will then leverage our extensive transactional and capital markets experience to negotiate and close the business combination. Post-business combination, we plan to utilize our growth acceleration capabilities to drive shareholder value. Although our team will focus on a business combination within the FinTech, software and tech-enabled services sectors, we may consummate a transaction with a business in any industry.
Our Company
Steve McLaughlin and Gene Yoon are our senior sponsors and serve as our
Co-Chairmen
and as directors. Through them, we are affiliated with FT Partners and Sagemount (each an “Affiliated Organization”). FT Partners is 100% beneficially owned by Mr. McLaughlin, its founder and Chief Executive Officer (“CEO”). FT Partners is a leading FinTech-focused investment banking firm with a
20-year
history of providing merger and acquisition (“M&A”), financing and other financial advisory services to FinTech businesses globally. Sagemount was founded by Mr. Yoon in 2012, and is a growth-focused technology private investment firm with 21 investment professionals, a team of operating professionals dedicated to accelerating portfolio company growth, and $3.5 billion in cumulative capital raised. Larry Furlong, a Managing Director at FT Partners, serves as our Chief Executive Officer (“CEO”). Jaskaran Heir, a Vice President at Sagemount, serves as our Chief Financial Officer (“CFO”). Mr. McLaughlin, Mr. Yoon, Mr. Furlong and Mr. Heir serve together as our executive leadership group (collectively, our “Executive Management”).
We believe we possess three core competitive strengths that differentiate us as we seek to complete a business combination:
i) Experienced and entrepreneurial executives with histories of helping companies create value, including via numerous successful special purpose acquisition company (“SPAC”) business combinations;
ii) A valuable and complementary mix of skills and capabilities ideal for due diligence and transaction execution success, and an ability to drive growth and value post-business combination; and
iii) A focus on transaction opportunities within the compelling and large sectors of FinTech, software and tech-enabled services.
Our Executive Management (supported by a much broader team made up of professionals from our Affiliated Organizations) are investment banking and private investment professionals with significant transaction and investing knowledge and experience. Our
Co-Chairmen,
Mr. McLaughlin and Mr. Yoon, are each successful entrepreneurs and executives and have, individually and through their firms, helped a large number of companies create value for their shareholders and owners. In addition, Mr. McLaughlin and Mr. Yoon have collaborated on several transactions, including the SPAC business combination of Open Lending, LLC (“Open Lending”) and Nebula Acquisition Corporation in June 2020, among others. See the section of this Annual Report on Form
10-K
entitled “Executive Management” for a more complete description of our Executive Management members’ backgrounds and experience.
We believe our team’s valuable and complementary skills and capabilities (including the skills and capabilities of the members of our Affiliated Organizations) represent a unique set of qualifications that position us well for transaction execution success and post-business combination value creation. Our collective sell-side (investment banking advisory) expertise and buy-side
(investing) experience, coupled with our entrepreneurial and business-building capabilities, make us an attractive team for public market investors and target companies alike. See the section of this Annual Report on Form
10-K
entitled “Business Strategy” for a more complete description of how we intend to utilize our combined skills and capabilities, and those of our Affiliated Organizations, to effect a successful transaction. While we believe our Affiliated Organizations possess skills and capabilities helpful for sourcing and completing a business combination and driving post-business combination growth, we may not utilize any or all of those skills and capabilities.
We focus on compelling and large target sectors in which we have domain experience and the ability to source attractive business combination opportunities. Our selected sectors, FinTech, software and tech-enabled services, exhibit key characteristics including positive secular trends, attractive markets, strong growth, visible revenue streams and opportunities for compelling long-term risk-adjusted returns. According to UBS, the global FinTech industry is expected to reach $500 billion of revenue by 2030, an increase of more than three times the $150 billion of revenue generated in 2018. According to KPMG, global FinTech investment grew to $210 billion across 5,684 deals in 2021, up from $125 billion across 3,674 deals in 2020. Gartner forecasted that worldwide enterprise software spending would grow 7% in 2021 to $492 billion, and that overall worldwide information technology spending (including both software and IT/communications services) would grow 4% in 2021 to over $3.8 trillion. Within the growth-oriented sectors we have chosen, we believe the universe of businesses of appropriate investment size for our business combination is continuously expanding as early-stage private companies develop and grow. We also believe that there are a large number of private companies in our focus sectors that would like to have publicly-traded shares in order to provide liquidity to investors and employees, to create a currency for mergers and acquisitions, to secure capital permanence and to provide additional secondary benefits to their businesses. See the section of this Annual Report on Form
10-K
entitled “Market Opportunity” for a more complete description of our target sectors and the related opportunity.
Executive Management
Our team is led by experienced and entrepreneurial executives with histories of helping companies create value for their shareholders and owners. Our Executive Management consists of Mr. McLaughlin and Mr. Yoon as
Co-Chairmen
and directors, Mr. Furlong as CEO and Mr. Heir as CFO.
Mr. McLaughlin is the founder, Chief Executive Officer and 100% beneficial owner of FT Partners. He has over 25 years of leadership and experience in FinTech and financial services and is regarded as an important thought-leader and pioneer in the global emergence of FinTech. Since founding FT Partners in 2001, Mr. McLaughlin has grown the firm to more than 200 employees, expanded its office presence from its headquarters in San Francisco to New York City and London, and solidified its position as a leading global investment bank exclusively focused on FinTech. FT Partners has advised on more than 300 M&A, financing and advisory transactions over its history, and Mr. McLaughlin was ranked #1 on the list of “Most Influential Dealmakers in FinTech” in the FinTech Finance 40 by Institutional Investor in November 2018.
Mr. McLaughlin and FT Partners have advised on several high-profile M&A transactions considered landmark deals in the FinTech sector, including Heartland Payment Systems, Inc.’s sale to Global Payments Inc. for $4.3 billion, SquareTrade Holding Company, Inc.’s sale to The Allstate Corporation for $1.4 billion, Cayan LLC’s sale to Total System Services, Inc. for $1.05 billion, Assurance IQ, Inc.’s sale to Prudential Financial, Inc. for up to $3.5 billion, and Finicity Corporation’s sale to Mastercard Incorporated for up to $985 million. Mr. McLaughlin and FT Partners have also advised on numerous important FinTech financing and/or recapitalization transactions, including five financings totaling approximately $930 million for AvidXchange, Inc., six financings totaling over $500 million for Marqeta, Inc., and the recapitalization of Mercury Payments Systems, Inc. by Silver Lake Partners in 2010 (as well as advising on the subsequent sale of Mercury Payments Systems, LLC to Vantiv, Inc. for $1.65 billion).
Notably, Mr. McLaughlin and FT Partners have also advised eight private FinTech companies in their closed SPAC business combinations during the last few years. These transactions include Open Lending’s business combination with Nebula Acquisition Corporation, which closed on June 10, 2020 (NASDAQ: LPRO); CardConnect LLC’s (“CardConnect”) business combination with FinTech Acquisition Corp., which closed on July 6, 2017, as well as CardConnect’s subsequent sale to First Data Corporation on July 5, 2017 for $15.00 per share (NASDAQ: CCN); the business combination of Repay Holdings, LLC and its parent Hawk Parent Holdings, LLC (together “Repay”) with Thunder Bridge Acquisition, Ltd., which closed on July 11, 2019 (NASDAQ: RPAY); Porch.com, Inc.’s (“Porch”) business combination with PropTech Acquisition Corporation, which closed on December 23, 2020 (NASDAQ: PRCH); Payoneer Inc.’s business combination with FTAC Olympus Acquisition Corp., which closed on June 25, 2021 (NASDAQ: PAYO); MoneyLion Inc.’s business combination with Fusion Acquisition Corp., which closed on September 22, 2021 (NYSE: ML); CompoSecure Holdings, Inc.’s business combination with Roman DBDR Tech Acquisition Corp., which closed on December 27, 2021 (NASDAQ: COMPO); and Forge Global Holdings, Inc.’s business combination with Motive Capital Corp (NYSE: FRGE), which closed on March 21, 2022.
Prior to founding FT Partners, Mr. McLaughlin worked for Goldman, Sachs & Co. (“Goldman Sachs”), where he was a member of the Financial Institutions Group and became one of the earliest and most senior investment bankers in the firm’s Financial Technology Group. He began his career in the Financial Management Program and Corporate Audit Staff at General Electric Corp.
Mr. Yoon is the founder and Managing Partner of Sagemount, a growth-focused technology private investment firm. Mr. Yoon has over 20 years of investing and advisory experience, has evaluated thousands of investment opportunities, and has personally led dozens of investments for some of the most respected private investment firms in the industry. Since founding Sagemount with the raising of $500 million in committed capital in 2012, Mr. Yoon has led fundraises for two additional equity funds and two credit funds, bringing the firm’s cumulative committed capital to $3.5 billion. Mr. Yoon and Sagemount have made investments in over 50 FinTech, software and tech-enabled services companies and Sagemount has expanded from a founding team of five investment professionals to 21. During this time, Sagemount has completed a number of notable transactions with portfolio companies, including Internet Truckstop Group, LLC’s sale to ICONIQ Capital, LLC in April 2019, and Sagemount’s investment to fund DiscoverOrg, LLC’s acquisition of Zoom Information, Inc. in February 2019 (prior to the combined company’s IPO as ZoomInfo Technologies, Inc. in June 2020). Mr. Yoon and Sagemount also were the lead investors in Open Lending, which recently completed a SPAC business combination with Nebula Acquisition Corporation. After leading Sagemount’s investment in Open Lending in 2016, Mr. Yoon was actively involved in its growth as a board member and helped lead its SPAC business combination (in collaboration with Mr. McLaughlin and their respective firms) in June 2020. Mr. Yoon continues to serve as a board member of the surviving entity, Open Lending Corporation. Mr. Yoon was ranked #1 on the list of “Top 40 Under 40 Growth Investors” by GrowthCap in July 2014.
Prior to founding Sagemount, Mr. Yoon served as the Head of Private Equity for Goldman Sachs’ Americas Special Situations Group, where he led and managed numerous investments in private companies, including Vivint, Inc. (“Vivint”), LifeLock, Inc. (“LifeLock”) and Amber Road, Inc. (“Amber Road”). Mr. Yoon served in a board capacity for each of Vivint, LifeLock and Amber Road until founding Sagemount in 2012. The Blackstone Group acquired Vivint in 2012 and it became a publicly traded company via a SPAC business combination in 2020. LifeLock became a publicly traded company in 2012 and was acquired by Symantec Corporation in 2017 for $2.3 billion. Amber Road became a publicly traded company in 2014 and was acquired by e2Open, LLC for approximately $425 million in 2019. Before joining Goldman Sachs, Mr. Yoon served as a Partner at Great Hill Partners, a growth-focused private equity firm. Prior to that, Mr. Yoon was Director of Corporate Development at Geocast Network Systems and an investment banker at Donaldson, Lufkin & Jenrette.
Mr. Furlong, our CEO, has approximately 25 years of banking and finance experience and has been a Managing Director at FT Partners for 12 years. During his career as an investment banker at both Goldman Sachs and FT Partners, Mr. Furlong has worked with large numbers of businesses across several sectors, with a particular emphasis on financial services and FinTech. He has advised clients on a myriad of transaction types, including significant numbers of private and public company equity financings (including numerous IPO transactions), private and public debt and bank financings, and many M&A transactions (including the above-referenced SPAC business combination of CardConnect and FinTech Acquisition Corp. in 2016). During his tenure at FT

Partners, Mr. Furlong advised on, and worked closely with, Mr. McLaughlin on many of the high-profile, complex and successful transactions executed by the firm. Just prior to joining FT Partners in 2010, Mr. Furlong was a partner in a start-up
media business in Los Angeles. Before that, he was a senior investment banker at Goldman Sachs and a member of that firm’s Financial Institutions Group in New York, London and Los Angeles. He began his career as a commercial banker at BB&T Corp.
Mr. Heir, our CFO, has 11 years of private equity and investment banking experience. Mr. Heir is currently a Vice President at Sagemount, and has been with the firm since 2014. At Sagemount, Mr. Heir has worked on numerous investments, including the firm’s investment in Open Lending. Prior to joining Sagemount, Mr. Heir was an associate at CIVC Partners, LP and an analyst at Moelis & Company.
Success at the highest levels of investment banking and private investing requires the greatest degree of diligence, financial and market analysis capabilities, structuring creativity, operational knowledge, transaction execution expertise and investment acumen. Collectively, Mr. McLaughlin, Mr. Yoon, Mr. Furlong and Mr. Heir bring substantial investing and advisory experience, transaction execution capabilities and contact networks within our target sectors. We believe this combination of qualifications will provide us with a competitive advantage as we seek a business combination in a competitive market.
We also believe that our Executive Management’s access to the institutionalized processes and members of our Affiliated Organizations, who bring their own sets of skills, capabilities and contact networks to our team, represents a significant advantage as we seek to effect our business combination. Specifically, our Executive Management may be supported by more than 25 senior investment bankers (Managing Directors and Directors) and more than 200 total employees of FT Partners, and by the 21 investment professionals and team of operating professionals of Sagemount. Our Affiliated Organizations are described in further detail below.
Affiliated Organizations
FT Partners.
 Our Co-Chairman Mr. McLaughlin
is the founder, CEO and 100% beneficial owner of FT Partners, an investment banking firm focused on FinTech. As a result, Mr. McLaughlin has the ability, but not the obligation, to deploy the capabilities of FT Partners in our efforts to complete a business combination. Mr. Furlong, our CEO, is also a Managing Director at FT Partners.
FT Partners’ investment banking professionals are supported by proprietary resources and capabilities which may be utilized by us, including:

•
Research.
 The FT Partners Research team of 33 professionals has become a respected authority on private and public FinTech markets and companies. The team maintains a broad database of over 78,000 companies, more than 15,000 M&A deals and approximately 22,000 financing and IPO transactions. Through a combination of in-house technology
and other proprietary methodologies, FT Partners’ Research team tracks dozens of data sources on a regular basis in order to populate and update its proprietary database. The team publishes numerous reports each quarter to a distribution list of approximately 300,000 industry executives, investors and service providers.

•
Special Executions Due Diligence.
 The FT Partners Special Executions due diligence team is made up of professionals with accounting, financial due diligence and data science backgrounds. This team works alongside the core investment banking client teams at FT Partners to provide expert financial advice and to help analyze business trends. Special Executions seeks to drive full preparedness for FT Partners clients’ marketing activities to investors and acquirers in order to maximize the probability of transaction success for those clients.

•
Private Capital Markets.
 The FT Partners Private Capital Markets team maintains relationships with a wide range of key investors globally, shares with those investors relevant deal opportunities suited to their investment criteria, and assists in the execution of client capital markets transactions with those investors. As a result, this Private Capital Markets team maintains significant market intelligence on an ongoing basis that can be leveraged to identify investors’ needs and the needs of their portfolio companies.

Sagemount.
 Our Co-Chairman Mr. Yoon
is the founder and Managing Partner of Sagemount, a growth-focused technology private investment firm that provides flexible capital and strategic assistance to companies across a wide variety of transaction situations. As a result, Mr. Yoon and Sagemount have the ability, but not the obligation, to deploy the capabilities of Sagemount in our efforts to complete a business combination. Mr. Heir, our CFO, is also a Vice President at Sagemount.
Sagemount has several core resources and capabilities we may leverage, including:

•
Investment Platform.
 We believe Sagemount has developed a platform that utilizes flexible valuation and structuring frameworks to opportunistically invest in growing businesses. In completing investments, Sagemount applies rigorous qualitative and quantitative diligence processes to maximize likelihood of investment success.

•
Direct Sourcing Engine.
 Since its founding in 2012, Sagemount has maintained an investment sourcing- centric culture. Sagemount’s 21 investment professionals are in constant dialogue with private companies, investment banks and other deal sources. A thematic focus on secular growth markets and a comprehensive account coverage model underpins Sagemount’s sourcing approach. Sagemount also utilizes a full suite of data and sales tools to drive identification of prospects and investment opportunities. We believe that Sagemount’s sourcing capabilities can be leveraged to generate business combination opportunities for us.

•
Growth Factors.
 The Sagemount Growth Factors team consists of experienced operating professionals that support portfolio companies in accelerating growth. Growth Factors is often supported by consultants that provide Sagemount portfolio companies with selected fee-based services
directly. Key focus areas for this team include sales acceleration, technology and innovation, and pricing optimization. Selected examples of value enhancement strategies for Sagemount portfolio companies include:

•
Driving accelerated revenue growth at a portfolio company, principally by i) developing and enhancing the company’s sales team, ii) introducing outbound sales activity software and data tools into the company, and iii) refining the company’s digital marketing strategy;

•	Increasing gross margins by working with a portfolio company on process improvement and automation; and

•	Enhancing a portfolio company’s product suite and pricing structure in order to increase the addressable market and unlock upsell opportunities.
Our Independent Directors
Our efforts to seek a suitable business combination target will be complemented and augmented by the expertise and network of relationships of our independent directors, who have experience in technological, operational and financial matters. See Item 10 of this Annual Report on Form
10-K
entitled “Directors, Executive Officers and Corporate Governance” for more information on our independent directors.
Notwithstanding our Executive Management’s, our Affiliated Organizations’ and our independent directors’ experience, there is no guarantee either (i) of success with respect to any business combination we may consummate, or (ii) that we will be able to identify a suitable candidate for our business combination. You should not rely on the historical records of our team’s performance as indicative of our future performance.
Business Strategy
We seek to identify and combine with a strong company that will create long-term value for shareholders. In order accomplish this goal, our strategy is to utilize our team’s specific mix of valuable and complementary skills and capabilities (including the skills and capabilities of members of our Affiliated Organizations) to execute a successful transaction and drive post-business combination growth and value creation. We believe our collective sell-side (investment banking advisory) expertise and buy-side (investing)
experience, coupled with our entrepreneurial and business-building capabilities, make us a unique and attractive team for public market investors and target companies alike.
The specific execution skills and capabilities which we will utilize to execute our strategy are outlined in some detail below.

•	Identifying an Acquisition. Our team intends to leverage their backgrounds, experience and proprietary sourcing capabilities to identify strong business combination targets.

•
Sector Experience and Knowledge.
 Our Executive Management has significant FinTech, software and tech-enabled services sector experience gained from years spent advising hundreds of companies and executing dozens of investments. These executives may be further supported by the investment bankers, investment professionals and other members of our Affiliated Organizations, each of whom provide significant additional experience and sector expertise. We believe that this collective experience and knowledge will help us to identify sector trends and to target the emerging companies within our focus sectors that represent attractive business combination opportunities.

•
Sourcing Capabilities.
 We believe that our ability to source an attractive business combination within our focus sectors is a key competitive strength. Our relationships and professional contact networks include, among others, private equity and venture capital investors, entrepreneurs and business founders, investment bankers, large institutional and high-net worth
capital sources, advisors and professional services firms, and industry executives and senior managers. These relationships and networks put us at the epicenter of information and deal flow in our focus sectors and give us a unique targeting and sourcing advantage in the market. In addition, our Affiliated Organizations each have an existing strategy to build relationships with attractive companies early and to monitor them throughout their life-cycles, which we may leverage as we target an attractive business combination.

•
Disciplined Investment Process.
 We intend to utilize Mr. Yoon’s and Sagemount’s investing experience and capabilities, and couple it with the analytical rigor that Mr. McLaughlin and FT Partners bring to their assessment of companies and markets. Our investment process will focus on four key areas:

•
Fundamental Business Analysis.
 We believe our ability to conduct qualitative and quantitative analysis is particularly strong given our collective investing and advisory experience. Key qualitative analysis areas include market opportunity, competitive environment, growth potential, risk assessment (including industry, political and regulatory risks), value chain relationships, drivers of strategic value, revenue model strength and management team quality, among other items. Key quantitative analysis areas include revenue growth and profitability drivers, revenue visibility and resiliency, customer growth and retention rates, unit economics, cost structure and financial position, among others.

•
Differentiated Due Diligence.
 We believe that due diligence is a critical and, for our team, differentiating factor in the evaluation of a potential business combination. For any prospective target business, in order to support the fundamental analyses described above, we expect to conduct due diligence which could, but may not encompass, as applicable and among other activities, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, competitor analysis and reviews of financial and other information. In addition to our team of executives and members of our Affiliated Organizations, we may engage a variety of third parties to perform due diligence functions where their expertise will be additive to our analyses.

•
Valuation.
 Our experience as growth investors, augmented by our sell-side investment banking advisory backgrounds and experience, allows us to draw upon a valuation framework honed over many years across different transaction types and market environments within our focus sectors. Our valuation analysis will consider all identified potential risks and levels of uncertainty.

•
Structuring and Negotiation.
 We believe our collective experience from years of investing and transaction advisory services generally, as well as prior experience with SPAC business combinations specifically, provide us with a differentiated deal structuring and negotiation skillset. We believe our experience provides us with the ability to develop an understanding of competing priorities among stakeholders and creatively structure transaction terms to reach a business combination agreement beneficial for all parties. Our deal team will be able to distill negotiations to meaningful points and to respond to investment situations quickly and effectively, while remaining appropriately focused on long-term shareholder value creation.

•
Post-Business Combination Value-Creation.
 Following our business combination, we expect to assist the target in its growth and value-creation for shareholders. We may collaborate with the acquired company’s management on any number of initiatives, including navigating the public markets, analyzing capital allocation, acquiring talent and broadening the network of potential partners and customers, among many others. In particular, however, we believe our combined team has two very distinct capabilities that will prove attractive to potential businesses looking to maximize value:

•
Facilitating Organic Growth.
 Post-business combination, we may utilize Sagemount’s Growth Factors team to help drive organic growth. Key organic growth pillars that Growth Factors has meaningful experience with and may leverage include sales acceleration, technology and innovation, and pricing optimization.

•
Executing on Strategic Acquisitions and Partnerships.
 In addition to organic growth, we will leverage our team’s knowledge and experience in our focus sectors to potentially source and integrate value-additive strategic acquisitions for the business we acquire. We believe that this is a differentiating factor for our team, and will prove very attractive to management teams looking to grow and expand their companies. Due to our market presence and network, we can also help the acquired company access senior executives across our focus sectors and help to foster partnerships with value chain participants.

Overall, we believe that our ability to identify business combination targets, to implement our disciplined due diligence and investment processes, and our potential to help drive post-combination value creation provide us with a considerable advantage in executing our business strategy.
Market Opportunity
We are focused on compelling and large target sectors. Our focus sectors, FinTech, software and tech-enabled services, each generally exhibit a set of characteristics that are key for investment success, including positive secular trends, attractive markets, strong growth, visible revenue streams and opportunities for compelling long-term risk-adjusted returns. We believe that the clear dynamics and attractive investment fundamentals existing in our focus sectors will continue to drive strong business performance for companies in our sectors and that our team is particularly well-suited to identify a strong business combination within these sectors.
Additional specific detail for our focus sectors is found below.
FinTech.
We define FinTech as the dynamic intersection of financial services and technology. Companies in this sector provide technology solutions that enable and improve the creation, distribution and management of financial products and services (including those innovative and disruptive companies that provide for financial services distribution and management online, via mobile applications and, increasingly, through non-financial
services businesses). The sector also includes companies with technology solutions that enhance the internal financial-related processes for all types of organizations, not just financial services companies. Generally, targets within the FinTech sector rely heavily on platforms and technology to scale their businesses and generate compelling unit economics. The capital-light nature of many FinTech business models and the potential to scale globally provide FinTech companies with exceptional opportunities to generate high revenue growth, attractive margins and strong free cash flow.
Multiple factors are driving a sustained wave of demand for FinTech solutions. Within nearly all organizations, there is an increasingly critical need to modernize cumbersome and often paper-based, legacy financial processes via digitization and software solutions. In addition, the impacts of
COVID-19
have accelerated the already acute need to adapt financial solutions to changing end-user
preferences for online and mobile applications. Furthermore, heightened compliance and regulatory pressures are pushing organizations to seek out technology solutions to solve data gathering, security, monitoring and analytical challenges. Finally, new technologies (including cloud-based software, artificial intelligence, blockchain, machine learning and robotic process automation) are enabling substantial improvements in the distribution and management of financial solutions and the creation of entirely new financial products and FinTech businesses.
FinTech is a growth sector. According to UBS, the global FinTech industry is expected to reach $500 billion of revenue by 2030, an increase of more than three times the $150 billion of revenue generated in 2018. Additionally, KPMG reports that global FinTech investments grew to $210 billion across 5,684 deals in 2021, up from $125 billion across 3,674 deals in 2020.
We believe that most businesses within the FinTech sector can be broadly categorized into one of the vertical groupings outlined below. Within these verticals, companies may operate under a variety of business models including, but not limited to i) monetization of the marketing, sale and distribution of financial products, ii) transaction processing, and/or iii) provision of technology solutions, including software, online services and mobile apps, hardware, and data and analytics. Our key FinTech verticals include:

•
Payments:
Includes electronic payment processing solution providers; merchant acquirers and payment gateways serving merchants, enterprises, governments and educational institutions; debit and credit payment networks and other electronic bank-to-bank
payment solutions; virtual card solution providers; consumer payment solutions including digital wallets, person-to-person
(P2P) payments, and other mobile payment solutions; consumer money transfer solutions; cross-border and foreign currency solutions for businesses; payment fraud prevention and transaction security solutions; payment specific hardware including automated teller machines (ATMs) and point-of-sale
software platforms and terminals; crypto currency-related payment solutions;
e-commerce
platforms and checkout solutions; and loyalty and rewards solutions;

•
Capital Markets Technology:
Includes technologies addressing the front, middle and back offices of financial services providers engaged in capital markets and investment management activity; equity, fixed income and other asset class trading venues and exchanges; institutional trading, portfolio management, market data and risk management solutions; wealth management solutions, investing data and tools for consumers and financial advisors; alternative asset managers and platforms; crowd sourcing platforms; online brokers; robo-advisors; solutions for financial advisors including account management, portfolio management, risk analysis, marketing and customer relationship management (CRM); and cryptocurrency trading technologies and exchanges for consumers and institutions; Enhancing biothreat detection and containment, supporting biomedical innovation and improving emergency response to biological incidents, which have the potential to cause catastrophic loss of life;

•
Banking Technology:
Includes technologies and solutions underlying key banking functions and product delivery; challenger banking platforms; card-issuing solutions;
buy-now-pay-later
solution providers and other alternative
non-bank
lending solutions targeting consumers and
small-to-
medium sized businesses; personal financial management and consumer identity protection solutions; enterprise banking technology including core bank processors; online and mobile banking solution providers; account aggregation and other open-banking solutions; lending technology; fraud, digital identity, anti-money laundering and know-your-customer (KYC) solutions; and data analytics providers targeting credit scoring, underwriting and product pricing;

•
Real Estate Technology:
Also known as Property Technology or PropTech, includes those businesses and technologies which enable or streamline real estate selling, buying and renting processes for consumers and businesses; tech-enabled real estate brokers; mortgage comparison and lead generation sites; home and apartment listing sites; tech-enabled non-bank
mortgage lenders; mortgage processing and automation solutions; broker technology solutions including marketing and CRM; appraisal and valuation solutions; title, escrow and closing solutions; mortgage and real estate related data and analytics; property and rental management solutions; real estate investing platforms; and real estate-related insurance solutions including home insurance, home warranty, renters insurance and commercial real estate-related insurance;

•
Insurance Technology:
Also known as InsurTech, includes technologies supporting the creation, sale and distribution of insurance products and services; innovative insurance companies, brokers, managing general agents (“MGAs”), carriers, and reinsurers across life, home, auto, cyber and other property and casualty and specialty insurance lines that are leveraging digital and mobile channels; emerging technologies including telematics and internet-of-things
(“IOT”) devices; comparison and lead generation websites; warranty solutions; digitization and management solutions targeting carriers, brokers and agencies; claims management and processing; billing and payment solutions; fraud solutions; and data and analytics providers targeting marketing, claims, underwriting and product pricing;

•
Healthcare FinTech:
Includes technology and financial service solutions targeting the commerce side of healthcare; patient payment solutions from point-of-care
to billing and collections; patient engagement solutions; price estimation and transparency solutions; electronic payer-to-provider
payment and member payment solutions; revenue cycle management solutions including eligibility and benefits verification, claims administration, denial management and payment integrity; innovative tech-focused health insurers and third-party administrators (“TPAs”); healthcare shopping tools; health savings account (“”as”) providers; consumer lending solutions and payment plans; provider and practice financing solutions; financial solutions for clinical trials; and fraud, waste and abuse solutions; and

•
Financial Management Solutions:
Includes solutions that digitize and improve the financial operations of all organizations; accounts payable accounts receivable and billing and invoicing automation solutions; expense and spend management solutions; enterprise resource management solutions; online accounting software; financial planning, budgeting and forecasting solutions; treasury solutions; tax solutions; supply chain financing; payroll processing; human resource and benefits management platforms; and risk management and compliance solutions.

Each of these verticals within the FinTech sector has its own competitive landscape, set of market dynamics and growth characteristics. We believe that our Executive Management and the members of our Affiliated Organizations have strong experience and unique knowledge in each of these verticals, allowing us to effectively analyze a wide range of potential FinTech business combination opportunities.
Software and Tech-Enabled Services.
The software and tech-enabled services sectors encompass a broad range of vertical market, horizontal market, and digital infrastructure tools and solutions utilized by businesses and consumers. Businesses within the two sectors generally focus on enhancing, streamlining and, in many cases, digitizing traditional processes in order to lower costs, improve speed and efficiency, provide greater accessibility and increase accuracy, among other benefits. More specifically, software companies develop and deliver proprietary products, systems and applications, whereas tech-enabled services companies offer service solutions to businesses and consumers that are integrated with, or leverage, software and/or other technology tools.
We believe the software and tech-enabled services sectors share many drivers that support continued topline revenue growth. These factors include the digital transformation of workflows across functional areas of nearly all industries and in all aspects of consumer life, the migration to cloud computing and the movement towards ubiquitous bandwidth and mobility. In addition, the impacts of
COVID-19
have further accelerated the digital transformation for consumers and organizations and increased the need to upgrade legacy processes, products and solutions. Gartner forecasted that worldwide enterprise software spending would grow 7% in 2021 to $492 billion, and that overall worldwide information technology spending (including both software and IT/communications services) would grow 4% in 2021 to over $3.8 trillion.
In addition to compelling topline growth, we believe software and tech-enabled services share characteristics that lead to attractive overall financial profiles including, but not limited to i) profitable and sustainable unit economics driven by the proprietary nature of products and solutions, ii) strong revenue visibility due to contractually-recurring or reoccurring customer usage, iii) high gross margins and free cash flow conversion at scale, and iv) the ability to further enhance margins by upselling existing products or solutions and/or by cross-selling other products or solutions with minimal additional cost.
We believe most businesses within the software and tech-enabled services sectors can be broadly categorized into one of the following vertical groupings:

•
Vertical Market Software:
Includes mission-critical software applications that enable companies to interact digitally with customers, suppliers and other key constituents in their respective vertical industries;

•
Horizontal Market Software:
Includes enterprise software applications that focus on one or more functional areas regardless of industry, such as sales and marketing automation, manufacturing and product development, human resources and workforce management, and finance and accounting, among others;

•	Data Analytics: Includes software and/or data that enable customers to gather and process information that can be used to inform key business insights and decisions;

•	Developer Tools: Includes software and tools that enable software engineers to write, develop, test, package and deliver applications;

•
Infrastructure and Security Software:
Includes software that monitors, manages and protects key technology delivery infrastructure, such as network connectivity, bandwidth, storage, database, computing resource (cloud, on-premise
or hybrid), device management and the cybersecurity of all of those infrastructure elements; and

•
Tech-Enabled Services:
Includes data, information services, process automation, and other solutions that utilize technology to deliver better, faster and cheaper services than status quo. Services can be vertical market specific or applicable to many industries.

As a result of all the above sector-specific dynamics, we believe that the market opportunity is strong and that companies within the FinTech, software and tech-enabled services sectors present particularly attractive business combination opportunities for us. Additionally, we believe that now is an opportune time to pursue a business combination. Given the operational complexity and extraordinary market uncertainty related to
COVID-19,
we believe that many attractive private businesses have an increased desire to become public companies. We believe there are a large number of private companies that would benefit from having publicly-traded shares to provide liquidity to investors and employees, to create a currency for mergers and acquisitions, to secure capital permanence and to provide secondary benefits to their businesses, yet are wary of the potential time required for, and risks associated with, a traditional initial public offering process. Furthermore, we believe the universe of companies of appropriate business combination size for us within our focus sectors is continuously expanding, as early-stage private companies develop and grow. In our focus sectors, the number of companies that have achieved “unicorn” status (suggesting an estimated enterprise valuation for each company of $1 billion or more) over the last few years has continued to increase, with more than 400 new “unicorn” companies emerging between 2015 and 2020 (based on data from Pitchbook). Moreover, according to Pitchbook, the number of investments of $50 million or greater into businesses within our combined sectors has risen from 246 transactions in 2015 to over 480 transactions in 2020. Finally, we are open to combining with businesses owned by founders, families, minority and venture investors, businesses controlled by private equity firms and businesses that are candidates for corporate divestiture, which increases the number of potential combination opportunities available to us.
Competitive Advantage
The relationship network, sourcing, valuation, diligence and execution capabilities of our team should provide us what we believe to be a significant and attractive pipeline of opportunities. Our competitive strengths include:

•
Significant National Security and Technology Sector Expertise.
Our management team, board of directors and advisors have spent the majority of their careers working with emerging national security and technology companies. Collectively, our team has more than 100 years of operational and investment experience in these industries. Due to the team’s prolific investment experience in these areas, we have developed a deep understanding of these sectors and an ability to identify technologies that are on the forefront of strengthening national security capabilities. This extensive market knowledge has a meaningful impact on our team’s investment decisions and how we identify attractive opportunities with visionary businesses.

•
Extensive Investment and Operational Experience.
We meticulously built our executive management team, board of directors and advisory board with personnel in the national security, technology and telecommunications industries with notable experience across various government, operational, financial, private investment,
c-suite
and board-level roles.

•
Leverage Our Network to Identify Investment Opportunities.
We intend to capitalize on our management team’s domain expertise acquired through decades of strategic deal-making in the national security, technology and telecommunications sectors and related industries. We believe our management’s deep network of
CEO-level
and other
C-suite/board
relationships in addition to
pre-eminent
private and public market investors will present us with a substantial number of potential business combination targets.

•
Identify Opportunities Where We Can Accelerate Technological Advancement.
We seek to identify and invest in visionary, commercially focused companies that we believe have real utility and potential to deliver enhanced national security capabilities. By utilizing our deep industry expertise and network, we are able to recognize and work with companies to enhance their ability to better anticipate and advance national security in the 21st century. We are committed to providing unique insights, nurturing creativity and accelerating the deployment and commercialization of innovative, disruptive technologies that offer compelling national security benefits.

Business Combination Criteria
We have developed the following high-level,
non-exclusive
investment criteria that we will use to guide us in screening for and evaluating target business combinations. We will seek to acquire a company that:

•
Is of the Appropriate Size:
We intend to target entities with transaction enterprise values between approximately $1 billion and $5 billion, although we may target companies valued above or below that range. We believe the $1 to $5 billion valuation range contains a substantial number of available and potentially attractive targets which could benefit operationally, financially and/or strategically from a combination with us. To the extent the amount to be paid for any business combination exceeds the net proceeds available to us, we may issue debt or equity to consummate the acquisition. Such additional financing may come in the form of bank financings, preferred equity, common equity or debt offerings (or a combination of the foregoing).

•
Is a Leading Company in an Attractive Market:
We are looking for a business that is currently, or is likely to become, a top performer in its industry. We will focus on identifying investment opportunities within industry segments that have large addressable end-user
markets and that can generate strong organic growth. Those opportunities could be smaller businesses in developing and growing markets, or businesses rapidly taking market share in large but more stable markets.

•
Has a Strong Economic Model and Financial Profile, With Upside Opportunity:
We intend to focus on companies that have the potential for high topline growth relative to their industry. We also will target businesses with diversified, visible, recurring (or re-occurring)
revenue models, attractive unit economics and potential for high gross margins at scale, and the ability to generate significant free cash flows at maturity (even if they have chosen, or may choose, to reinvest that cash for future growth). Finally, we will seek targets where there is meaningful potential upside opportunity from pricing efficiencies, the introduction or expansion of new products and markets, operational improvements and M&A activity, among other factors.

•
Exhibits Technology and/or Data Differentiation:
We will seek to identify companies that have built and can sustain meaningful long-term competitive advantages from superior technology and/or unique data assets. We believe that differentiated technology and data assets provide barriers-to-entry
and competitive advantages which are difficult, costly and time-consuming to replicate.

•
Boasts Exceptional, Committed and Public-Ready Leadership with Ambitious Goals:
We will seek companies whose leaders have a track record of executing on long-term strategies and who have a bold vision for growing and creating significant additional value for their businesses. We also will seek a business combination with a company that has the immediate resources and personnel to meet the demands of being a public company.

•
Can Be Acquired at an Appropriate Valuation:
We are rigorous, disciplined and valuation-centric investors with a keen understanding of market value. We will only consummate a business combination if we believe that the valuation is appropriate for our shareholders on a risk-adjusted basis at the time of the transaction.

The above investment criteria are not intended to be exclusive or exhaustive. Any evaluation relating to the merits of a particular business combination may be based on these general guidelines as well as other considerations, factors and criteria that our team may deem relevant. Any business combination we undertake may not exhibit each or all of these characteristics.

Our Acquisition Process
In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, multiple meetings with management, consultations with, and analyses from, relevant industry experts, competitor analysis, customer and concentration reviews, and assessment of value chain relationships, among other items.
Members of our Executive Management, members of our Affiliated Organizations and our directors may or will directly or indirectly own our securities following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our business combination. Each of our Executive Management and directors, as well as members of our Affiliated Organizations, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such members was included by a target business as a condition to any agreement with respect to such business combination.
We are not prohibited from pursuing any business combination with a company that is affiliated with our Executive Management, our Affiliated Organizations or our directors. In the event we seek to complete our business combination with a company that is affiliated with our Executive Management, our Affiliated Organizations or our directors, we, or a committee of independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, may obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent entity that commonly renders valuation opinions.
We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Our Executive Management and Affiliated Organizations are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. We will not consider a business combination with any company that has already been identified to Sagemount at any time as a suitable acquisition candidate for Sagemount, unless Sagemount, in their sole discretion, declines such potential business combination or makes available to our company a co-investment opportunity,
in each case, in accordance with any legal, contractual or other obligations of Sagemount and Sagemount’s applicable existing and future policies and procedures. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.
Sagemount currently advises multiple investment vehicles and may raise additional funds, successor funds or other investment vehicles or accounts in the future, which may be during the period in which we are seeking our business combination. Such Sagemount investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.
Each of our Executive Management, members of our Affiliated Organizations and our directors may presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such person is or will be required to present a business combination or investment opportunity. Accordingly, if any of our Executive Management, members of our Affiliated Organizations and our directors become aware of a business combination or investment opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, in which case such opportunity may not be made available to us. Further, our Affiliated Organizations and each of our officers and directors have duties and obligations with respect to confidentiality to other entities and may in the future agree to additional such duties or obligations, which may prevent our Affiliated Organizations and such officers and directors from disclosing such information to us. Our Affiliated Organizations and our officers and directors will comply with such duties and obligations of confidentiality to such other entities, in which case, we may not have access to such information. In addition, we may, at our option, pursue an Affiliated Joint Acquisition (as defined in the “Initial Business Combination” section herein) opportunity with an entity to which Sagemount or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with
us in the target business at the time of our business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance to any such entity.
In addition, our Executive Management, members of our Affiliated Organizations and our directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our business combination. As a result, our Executive Management, members of our Affiliated Organizations and our directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.
Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
Our Executive Management, members of our Affiliated Organizations and our directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our Executive Management, members of our Affiliated Organizations and our directors have, and will have in the future, time and attention requirements for current and future businesses, including clients, investment funds, accounts, co-investment vehicles
and other entities managed or advised by our Affiliated Organizations. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, such businesses, clients, investments funds, accounts, co-investment vehicles
and other entities managed or advised by our Affiliated Organizations (including, without limitation, arising as a result of certain of our Executive Management, members of our Affiliated Organizations and our directors being required to offer acquisition opportunities to such businesses, clients, investment funds, accounts, co-investment vehicles
and other entities), our Executive Management, members of our Affiliated Organizations and our directors will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual, and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor. In addition, while we believe our Affiliated Organizations possess skills and capabilities helpful for sourcing and completing a business combination and driving post-business combination growth, we may not utilize any or all of those skills and capabilities.

Initial Business Combination
So long as our securities are then listed on Nasdaq, our initial business combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding the deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early-stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with Sagemount and/or one or more investors in funds advised by Sagemount, Bregal, or affiliated with or advised by our officers or directors, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest
only if (i) permitted by applicable regulatory and other legal limitations; (ii) our officers and directors and Sagemount or Bregal considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors,
the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report on Form
10-K.
The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A shareholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.
We anticipate structuring our business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our business combination could own less than a majority of our outstanding shares subsequent to our business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding a business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.
To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be impacted by numerous risks inherent in such company or business. Although our team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Corporate Information
Our executive offices are located at 277 Park Avenue, 29th Floor, Suite B, New York, New York 10172 and our telephone number is (212)
704-3000.
Our website, the websites of our Affiliated Organizations, and the information contained on, or that can be accessed through, those websites is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form
10-K.
You should not rely on any such information in making your decision whether to invest in our securities.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
exceeds $700 million as of the prior June 30.
Financial Position
With funds available for a business combination initially in the amount of $475,852,262, after payment of the estimated out-of-pocket expenses
of the Initial Public Offering and $17,356,817.80 for deferred underwriting fees and commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in the Initial Public Offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Other than the potential availability of forward purchase agreements or backstop arrangements with our sponsor, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Annual Report on Form
10-K
and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage the services of professional firms or other individuals that specialize in business acquisitions, including FT Partners, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a business combination, in which case any such fee will be paid out of the funds held in the trust account. We have agreed to pay affiliates of our sponsor a total of $10,000 per month, in the aggregate, for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses
related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view.
Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See Item 10 of this Annual Report on Form
10-K.
Evaluation of a Target Business and Structuring of Our Initial Business Combination
Nasdaq rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of the deferred underwriting commissions held in trust and taxes payable on the income earned on the trust account). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for investors in the Initial Public Offering to evaluate the possible merits or risks of any target business with which we may complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, competitor analysis, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.
Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding;

•
any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.
None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information
not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2)
or Rule 10b-5 of
the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share.
The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules).
However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the Initial Public Offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.
If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 18,596,591, or 37.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised), or 3,099,432, or 6.25% (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 49,590,908 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to
purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under
the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the Initial Public Offering.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of the Initial Public Offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).
Our initial shareholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we do not then become subject to the

SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer or director, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption
amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption
amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
 that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.00 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 following the Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $2,700,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $2,700,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.
If we file a bankruptcy
or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 277 Park Avenue, 29 th
 Floor, Suite B, New York, New York 10172. The cost for our use of this space is included in the $10,000 per month fee, in the aggregate, we pay to affiliates of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not currently intend to have any fulltime employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1)
of Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds
$250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the prior June 30.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K,
before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.
If we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our initial shareholders will own, on
an as-converted basis,
20% of our outstanding ordinary shares immediately following the completion of the Initial Public Offering. Our initial shareholders and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a general meeting are voted in favor of the business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 18,596,591, or 37.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised), or 3,099,432, or 6.25% (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 49,590,908 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described above upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commission payable to of the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination.
The per-share amount
we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commission. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that you would have to wait for liquidation in order to redeem your shares.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. The average percentage of shares for which redemption rights have been exercised in recent business combinations by other special purpose acquisition companies increased substantially in the second half of 2021 and remains very high during 2022 year-to-date.
If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.
Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the
COVID-19
pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.
Additionally, the
COVID-19
outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new variant strains of the underlying disease that may develop, new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.
In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have beenpossible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See Item 1 of this Annual Report on Form
10-K
for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See Item 1 of this Annual Report on Form
10-K.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,001 upon the completion of the Initial Public Offering and the sale of the private placement warrants and will file a Current Report on
Form 8-K, including
an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
(a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $2,700,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $2,700,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by shareholders may be less than $10.00 per public share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption
amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement filed as an exhibit to this Annual Report on Form
10-K,
our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account is less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount
that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount
that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.
We may not hold an annual general meeting until after the consummation of our initial business combination.
We may not hold an annual general meeting until after we consummate a business combination, unless required by Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form
10-K
regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association provide that there is not a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we do not then become subject to the

SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of
our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants to amend the terms of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.
The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of
our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Initial Public Offering and the placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of
our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of
our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis,
20% of our Class A ordinary shares upon the closing of the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination
behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
Our initial shareholders, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial shareholders, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
Our letter agreement with our initial shareholders, directors and officers may be amended without shareholder approval.
Our letter agreement with our initial shareholders, directors and officers contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidation distributions from the trust account. This letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer our founder shares for 180 days following the date of the final prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to this agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to this agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.
Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
As of the closing of the Initial Public Offering, our initial shareholders own, on an as-converted basis,
20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchased any units in the Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. To our knowledge, none of our initial shareholders, officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form
10-K.
Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement to be entered into on or prior to the closing of the Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described in Exhibit 4.5 of this Annual Report on Form
10-K.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Annual Report on Form
10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount
available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The gross proceeds from the Initial Public Offering and the sale of the private placement warrants provided us with up to $495,909,080 that we may use to complete our initial business combination (gross taking into account the $17,356,817.80 of the deferred underwriting commission being held in the trust account) and the estimated out-of-pocket expenses
of the Initial Public Offering.
We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments related to the improper classification of our ordinary shares subject to possible redemption at the closing of our Initial Public Offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
After consultation with management and our audit committee, we concluded that there was a material weakness in our internal controls over financial reporting.
As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
Risks Relating to Our Sponsor and Management Team
The financial position of FT Partners or Sagemount could change, negatively impacting its role in helping us complete our initial business combination.
FT Partners’ or Sagemount’s financial position could be negatively impacted due to a variety of factors, including lower management fees and/or performance fees and higher operating expenses. From time to time, FT Partners or Sagemount may be a party to lawsuits, which if resolved in an unfavorable manner for FT Partner or Sagemount, could have a material impact on FT Partners’ or Sagemount’s financial position. To the extent FT Partners’ or Sagemount’s financial position is less stable, it may have difficulty retaining certain key investment professionals, which could negatively impact FT Partners’ or Sagemount’s ability to help us complete our initial business combination.
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance
on the life of, any of our directors or executive officers.
The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On December 11, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. In March 2021, we issued to the initial shareholders an additional 1,006,250 Ordinary shares, resulting in our sponsor holding an aggregate of 12,506,250 founder shares (which amount includes the transfers described below and up to 1,631,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ overallotment option is exercised). Also in March 2021, our sponsor transferred 25,000 founder shares to each of our independent directors, as well as another transferee (which amounts have been adjusted for the share issuance of 1,006,250 Ordinary Shares, as well as transfers back to our sponsor by our independent directors and such other transferee of 2,187 Ordinary Shares each, which they received as a result of the share issuance). On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the sponsor forfeited 108,523 shares of Class B ordinary shares accordingly. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. In addition, our sponsor committed pursuant to a written agreement, to purchase an aggregate of 9,078,788 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($13,618,182 in the aggregate, in a private placement that will close simultaneously with the closing of the Initial Public Offering. In addition, we may engage FT Partners as a financial advisor on our business combination and other transactions, in each case, with fees for such engagements to be conditioned upon the completion of the business combination.
If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary
of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see Item 10 of this Annual Report on Form
10-K.

Our officers and directors presently are, and any of them in the future may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10 of this Annual Report on Form
10-K.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Certain Differences in Corporate Law—Shareholders’ Suits” in Exhibit 4.5 of this Annual Report on Form
10-K
for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors, and initial shareholders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors and initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10 of this Annual Report on Form
10-K.
Other than certain customary confidentiality obligations, he is not required to devote any time to our affairs and will not be a party to the letter agreement and has other affiliations including, without limitation, those described under Item 10 of this Annual Report on Form
10-K.
Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in Item 1 of this Annual Report on Form
10-K
and such transaction was approved by a majority of our independent and disinterested directors. While we may obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
None of FT Partners, Sagemount or any of their respective affiliates has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.
Although we expect we may benefit from FT Partners, Sagemount and their respective affiliates’ networks of relationships and processes for sourcing and evaluating potential acquisition targets, neither it nor any of its affiliates has any legal or contractual obligation to seek on our behalf or present to us investment opportunities that might be suitable for our business, and they may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with FT Partners or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Moreover, even if FT Partners or Sagemount or one of their respective affiliates refers an opportunity to us, there can be no assurance that such an opportunity will result in an acquisition agreement or a business combination.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Sagemount. This may result in conflicts of interest as well as dilutive issuances of our securities.
We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Sagemount. Any such parties would co-invest
only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Sagemount considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors,
the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.
In addition, any specified future issuance in connection with Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B ordinary shares, which, unless waived, would result in an adjustment to the conversion ratio of our Class B ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all shares issued in the specified future issuance. If such adjustment is not waived as described elsewhere in t this Annual Report on Form
10-K,
the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares.
We may engage FT Partners, an affiliate of our sponsor, as a financial advisor on our business combination and other transactions. Any fee in connection with such engagements may be conditioned upon the completion of such transactions. We may engage FT Partners to act as our financial advisor in connection with our business combination. Financial interests in the completion of such transactions may influence the advice such affiliate provides.
In the future, we may engage FT Partners, an affiliate of our sponsor as a financial advisor in connection with our initial business combination. Investment banking professionals of FT Partners working on such engagement may be members of our sponsor. In connection with such engagement, we may pay FT Partners a customary financial advisory fee in an amount that constitutes a market financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination.
Therefore, affiliates of our sponsor will have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.
We may compete with third-party clients of FT Partners or other affiliates of our sponsor, including Sagemount, for acquisition opportunities for our company, which could negatively impact our ability to locate a suitable business combination.
Our business strategy may overlap with some of the strategies of third-party clients of FT Partners, or with Sagemount, and with certain of their respective other affiliates. FT Partners is an independent global investment bank. Acquisition opportunities that may be of interest to us may come to FT Partners, its third-party clients or other affiliates of our sponsor, including Sagemount, instead of us or may be pursued by those parties. Our affiliates are not restricted from competing with our business and none of our affiliates are required to refer any such opportunities to us. Our sponsor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a business combination that we find attractive.
Conflicts may arise from FT Partners’ affiliation with us, its provision of services both to us and to third-party clients, as well as from actions undertaken by FT Partners or its affiliates for its own account. In performing services for other clients and also when acting for its own account, FT Partners may take commercial steps which may have an adverse effect on us. FT Partners is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Clients generally require FT Partners to act exclusively on their behalf and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Alternatively, FT Partners, or another affiliate of our sponsor, may be a financial advisor to a target business that we pursue as a business combination and FT Partners, or another affiliate of our sponsor, may receive fees from the target business in connection with a business combination. FT Partners also represents potential buyer’s businesses. FT Partners may be incentivized to direct an opportunity to one of these buyers, thereby eliminating or reducing the investment opportunity available to us. Any of FT Partners’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of FT Partners or its third-party clients or counterparties may at times be adverse to ours.

Risks Relating to our Securities
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.00 per share.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity ($2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4 per share, our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have 300 round lot holders (with at least 50% of such holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, our Class A ordinary shares and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Immediately after the Initial Public Offering, there was 450,409,092 and 37,518,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after the Initial Public Offering, there will be no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants” of Exhibit 4.5 of this Annual Report on Form
10-K
or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis
upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report on Form
10-K,
or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision
may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
 that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments” in Exhibit 4.5 of this Annual Report on Form
10-K)
for any 20 trading days within a
30 trading-day period
ending on the third trading day prior to proper notice of such redemption and provided
 that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
 that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments” in Exhibit 4.5 of this Annual Report on Form
10-K)
for any 20 trading days within a
30 trading-day period
ending on the third trading day prior to proper notice of such redemption and provided
 that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 of this Annual Report on Form
10-K.
The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants will be redeemable by us as (except as set forth under “Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 of this Annual Report on Form
10-K)
so long as they are held by our sponsor or its permitted transferees.
Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 9,918,182 Class A ordinary shares as part of the units offered by the final prospectus and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 9,087,788 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.
To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit
contains one-fifth of
one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit
contains one-fifth of
one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of
the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike some blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” in Exhibit 4.5 of this Annual Report on Form
10-K,
will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 of this Annual Report on Form
10-K,
will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
The grant of registration rights to our initial shareholders, our independent directors and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to an agreement entered into prior to the closing of the Initial Public Offering, our initial shareholders, and our independent directors, and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.
The determination of the offering price of our units and the size of the Initial Public Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.
Prior to the Initial Public Offering, there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Initial Public Offering, management held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt-to-equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of the Initial Public Offering; and

•	other factors as were deemed relevant.
Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following the Initial Public Offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak.
Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our initial shareholders, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
An investment in the Initial Public Offering may result in uncertain or adverse U.S. federal income tax consequences.
An investment in the Initial Public Offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in the Initial Public Offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-fifth of
a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we are issuing in the Initial Public Offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s (as defined in “Taxation—United States Federal Income Tax Considerations—General” in our final prospectus) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section titled “Taxation—United States Federal Income Tax Considerations” in our final prospectus for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
General Risk Factors
We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated exempted company under the laws of the Cayman Islands with no operations. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We currently have no formal plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into initial business combinations, and there are still many companies preparing for an initial public offering, as well as many such companies in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds
$700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1)
of Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds
$250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
Until consummation of the company’s business combination, management intends to use the company’s cash held outside the trust account, and, if necessary, working capital loans from the company’s officers and directors, and initial shareholders, for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.
The company has until March 11, 2023 to consummate a business combination. It is uncertain that the company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern.
If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.
If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.
The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.
Unlike some other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis,
20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This
is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the final prospectus captioned “Taxation—United States Federal Income Tax Considerations—General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a business combination and whether we qualify for the
PFIC start-up exception
(see the section of the final prospectus captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception
may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception.
Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year.

Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of the final prospectus captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules.”
We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
Risks Associated with Acquiring and Operating a Business in Foreign Countries
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire
a non-U.S. target,
all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of local currencies fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.
Political events in another country, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.
If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.
The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas or other restrictions on certain imports, such as the sanctions placed against Russia in connection with the military conflict between Russia and Ukraine. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We currently maintain our executive offices at 277 Park Avenue, 29th floor, Suite B, New York, New York 10172. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our units, Class A ordinary shares and warrants are traded on the Nasdaq Capital Market under the symbols “ACQRU”, “ACQR” and “ACQRW”, respectively. Our units commenced public trading on March 9, 2021. Our Class A ordinary shares and warrants began separate trading on April 29, 2021.
(b) Holders
On April 14, 2022, there was one holder of record of our units, three holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Performance Graph
Not applicable.
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Sales of Unregistered Securities
On December 11, 2020, the sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the company in exchange for the issuance of 11,500,000 Class B ordinary shares. In March 2021, the company issued to the initial shareholders an additional 1,006,250 founder shares, resulting in the sponsor holding an aggregate of 12,506,250 founder shares. The holders of the founder shares agreed to forfeit up to an aggregate of 1,631,250 founder shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the founder shares will represent 20% of the company’s issued and outstanding shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.
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
Use of Proceeds
On March 11, 2021, the company consummated its Initial Public Offering of 49,590,908 units, including 6,090,908 units as a result of the underwriters’ exercise in part of their over-allotment option, generating gross proceeds of $495,909,080, and a private placement of 9,078,788 private placement warrants at a purchase price of $1.50 per private placement warrant, generating approximately $13.6 million in proceeds. The net proceeds from the Initial Public Offering, together with certain of the proceeds from the private placement, approximately $495.9 million were placed in the Trust Account.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Reserved.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “company,” “Independence Holdings,” “our,” “us,” or “we” refer to Independence Holdings Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report on Form 10- K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on December 7, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (herein referred to as the “initial business combination”).
Our sponsor is Independence Sponsor LLC, a Cayman Islands limited liability company (the “sponsor”). The registration statement for our Initial Public Offering was declared effective on March 8, 2021. On March 11, 2021, we consummated our Initial Public Offering of 49,590,908 units, including 6,090,908 additional units to partially cover over-allotments, at $10.00 per unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 9,078,788 warrants, at a price of $1.50 per private placement warrant with the sponsor, generating gross proceeds of approximately $13.6 million.
Upon the closing of the Initial Public Offering and the private placement, approximately $495.9 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
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
Liquidity and Going Concern
As of December 31, 2021, we had approximately $1.3 million in our operating bank account, and working capital of approximately $2.0 million.
Our liquidity needs to date have been satisfied through a payment of $25,000 from the sponsor to pay for certain offering costs and expenses in exchange for issuance of the founder shares, the loan under the note of $300,000, and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us working capital loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. To date, there are no working capital loans outstanding.
Until consummation of our business combination, we intend to use our cash held outside the trust account, and, if necessary, Working Capital Loans from the Company’s officers and directors, and initial shareholders, for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
We have until March 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations, in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the initial public offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Our entire activity from December 7, 2020 (inception) through December 31, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.
For the year ended December 31, 2021, we had net income of approximately $2.6 million, which consisted of approximately $4.2 million in change in fair value of derivative warrant liabilities, and approximately $40,000 in interest income from investments held in Trust Account, partly offset by approximately $926,000 in general and administrative expenses, approximately $97,000 in administrative expenses-related party, and approximately $634,000 in financing costs-derivative warrant liabilities.
For the period from December 7, 2020 (inception) through December 31, 2020, we had a net loss of approximately $16,000, which consisted solely of general and administrative expenses.
Related Party Transactions
Founder Shares
On December 11, 2020, the sponsor paid an aggregate of $25,000 to cover for certain expenses on our behalf in exchange for issuance of 11,500,000 Class B ordinary shares. In March 2021, we issued to the initial shareholders an additional 1,006,250 founder shares, resulting in the sponsor holding an aggregate of 12,506,250 founder shares. The holders of the founder shares agreed to forfeit up to an aggregate of 1,631,250 founder shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the founder shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. Also in March 2021, our sponsor transferred 25,000 founder shares to each of our independent directors, as well as another transferee (which amounts have been adjusted for the share issuance of 1,006,250 ordinary shares, as well as transfers back to our sponsor by our independent directors and such other transferee of 2,187 ordinary shares each, which they received as a result of the share issuance). On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the sponsor forfeited 108,523 shares of Class B ordinary shares accordingly.
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
Related Party Loans
On December 7, 2020, the sponsor agreed to loan us up to $300,000 pursuant to a promissory note. The note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The company borrowed approximately $171,000 under the note and fully repaid the balance upon closing of the Initial Public Offering.
In addition, in order to finance transaction costs in connection with an initial business combination, the sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post initial business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, we had no borrowings under the working capital loans.
Administrative Services Agreement
Commencing on the date that our securities were first listed on Nasdaq until the earlier of our consummation of an initial business combination or our liquidation, we pay affiliates of the sponsor a total of $10,000 per month, in the aggregate, for office space, secretarial and administrative services provided to us.
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
During year ended December 31, 2021, we incurred approximately $97,000 in expenses for these services, which is included in administrative expenses-related party on the accompanying statements of operations. As of December 31, 2021, we had $30,000 included in accounts payable on the balance sheet related to these expenses.
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

Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the final prospectus to purchase up to 6,525,000 additional units at the Initial Public Offering price less the underwriting discounts and commissions. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 units.
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
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
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
The warrants issued in connection with the Initial Public Offering and the private placement warrants are recognized as derivative liabilities in accordance with ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants issued in connection with the Initial Public Offering and private placement warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of public warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the private placement warrants has been estimated by reference to the trading price of the public warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 49,590,908 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.
Under ASC
480-10-S99,
we elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,996,970 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,631,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied and there was a partial exercise, as of December 31, 2021, we included 1,522,727 of these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.
This information appears following Item 15 of this Annual Report on Form
10-K
and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a.	Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of the company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the below.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9b.	Other Information
None.

Item 9c.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
As of the date of this Annual Report on Form
10-K,
our officers and directors are as follows:

Name	Age	Position
Steven J. McLaughlin	53	Co-Chairman
Eugene Yoon	47	Co-Chairman
John Lawrence Furlong	54	Chief Executive Officer
Jaskaran Heir	33	Chief Financial Officer
Jonathan Corr	55	Director
Eric Woodward	52	Director
Ahmedulla Khan Khaishgi	50	Director
Our Founding Team and Executive Officers
Steven J. McLaughlin
has served as our
Co-Chairman
of the board of directors, and as a director, since inception. Mr. McLaughlin is the CEO and 100% beneficial owner of FT Partners, which he founded in 2001. He has over 25 years of leadership and experience in FinTech and financial services and is regarded as an important thought-leader and pioneer in the global emergence of FinTech. Since founding FT Partners in 2001, Mr. McLaughlin has grown the firm to more than 200 employees, expanded its office presence from its headquarters in San Francisco to New York City and London, and has solidified its position as a leading global investment bank exclusively focused on FinTech. FT Partners has advised on more than 300 M&A, financing and advisory transactions over its history, and Mr. McLaughlin was ranked #1 on the list of “Most Influential Dealmakers in FinTech” in the FinTech Finance 40 by Institutional Investor in November 2018.
Prior to founding FT Partners, Mr. McLaughlin worked for Goldman Sachs, where he was a member of the Financial Institutions Group and became one of the earliest and senior-most investment bankers in the firm’s Financial Technology Group. He began his career in the Financial Management Program and Corporate Audit Staff at General Electric Corp. Mr. McLaughlin earned an MBA from the Wharton School at the University of Pennsylvania and a bachelor’s degree (with a concentration in Finance) from Villanova University.
Eugene Yoon
has served as our
Co-Chairman
of the board of directors, and as a director, since inception. Mr. Yoon is the founder and Managing Partner of Sagemount, a growth-focused technology private investment firm with 21 investment professionals and a team of operating professionals. Mr. Yoon has over 20 years of investing and advisory experience, has evaluated thousands of investment opportunities and has personally led dozens of investments for some of the most respected private investment firms in the industry. Since founding Sagemount in 2012 with the raising of $500 million in committed capital, Mr. Yoon led fundraises for two additional equity funds and two credit funds, bringing the firm’s cumulative committed capital to $3.5 billion. Mr. Yoon and Sagemount have made investments in over 50 FinTech, software and tech-enabled services companies and Sagemount has expanded from a founding team of five investment professionals to 22. Mr. Yoon was ranked #1 on the list of “Top 40 Under 40 Growth Investors” by GrowthCap in July 2014.
Prior to founding Sagemount, Mr. Yoon served as the Head of Private Equity for Goldman Sachs’ Americas Special Situations Group, where he led and managed numerous investments in private companies including Vivint, LifeLock and Amber Road. Mr. Yoon served as a board member to each of Vivint, LifeLock and Amber Road until founding Sagemount in 2012. Before joining Goldman Sachs, Mr. Yoon served as a Partner at Great Hill Partners, a growth-focused private equity firm. Prior to that, Mr. Yoon was Director of Corporate Development at Geocast Network Systems and an investment banker at Donaldson, Lufkin & Jenrette. Mr. Yoon earned both his M.B.A. and a bachelor’s degree in Economics from the Wharton School at the University of Pennsylvania.
John Lawrence Furlong
has served as our Chief Executive Officer since inception. Mr. Furlong has over 25 years of banking and finance experience and has been a Managing Director at FT Partners for approximately 12 years. During his career as an investment banker at both Goldman Sachs and FT Partners, Mr. Furlong has worked with large numbers of businesses across a number of sectors, with a particular emphasis on financial services and financial technology. He has advised clients on a myriad of transaction types, including significant numbers of private and public company debt and equity financings (including numerous IPO transactions) and large numbers of M&A transactions.

Prior to joining FT Partners in 2010, Mr. Furlong was a partner in a start-up
media business in Los Angeles. Before that, he was a senior banker at Goldman Sachs and a member of that firm’s Financial Institutions Group in New York, London and Los Angeles. He began his career as a commercial banker at BB&T Corp. in 1993. Mr. Furlong earned an MBA from the Wharton School at the University of Pennsylvania and a bachelor’s degree (with a concentration in Finance) from East Carolina University.
Jaskaran Heir
has served as our Chief Financial Officer since January 28, 2021. Mr. Heir has 11 years of private equity and investment banking experience. Mr. Heir is currently a Vice President at Sagemount, and has been with the firm since 2014. At Sagemount, Mr. Heir has worked on numerous investments, including the firm’s investment in Open Lending.
Prior to joining Sagemount, Mr. Heir was an associate at CIVC Partners, LP and an analyst at Moelis & Company. Mr. Heir holds a bachelor’s degree in Economics from the Wharton School at the University of Pennsylvania.
Jonathan Corr
serves as one of our directors. Mr. Corr has over 25 years of experience in technology leadership, corporate strategy and acquisitions. From October 2017 to October 2021, Mr. Corr served on the Mortgage Bankers Association board of directors and the audit committee, and he currently serves as a director of Paycor, Inc. since March 2021. He is also an investor and advisor to several private technology companies. Mr. Corr served as CEO of Ellie Mae, Inc. (“Ellie Mae”) from February 2015 through October 2020, and as its President from February 2013 through October 2020. During his tenure as President & CEO, Mr. Corr took Ellie Mae private with Thoma Bravo, LLC in April 2019 at an equity valuation of approximately $3.7 billion. Within approximately eighteen months, in September 2020, he oversaw the sale of Ellie Mae to Intercontinental Exchange, Inc. for $11 billion. Prior to serving as President, Mr. Corr served as Ellie Mae’s Chief Operating Officer from November 2011. Prior to that, he held the roles of Executive Vice President and Chief Strategy Officer from November 2009 through November 2011 (during which time he helped lead Ellie Mae’s IPO in April 2011), Chief Strategy Officer from August 2005 through November 2009, and Senior Vice President of Product Management from October 2002 through August 2005. During his 18 year tenure at Ellie Mae, the company grew, both organically and through acquisitions, from under $10 million to nearly $1 billion in revenue.
Prior to joining Ellie Mae, Mr. Corr served in executive and management positions at PeopleSoft, Inc., Netscape Communications Corporation, KANA Software, Inc., BroadBase Software, Inc., and Rubric Inc. Mr. Corr holds a bachelor’s degree in Engineering from Columbia University and an MBA from the Stanford University Graduate School of Business. We believe Mr. Corr’s extensive corporate strategy and transactional experience make him well-qualified to serve on our board of directors.
Eric Woodward
serves as one of our directors. Mr. Woodward has over 25 years of experience in financial technology leadership, advisory, investing, and partnership. Currently, Mr. Woodward is an investor and advisor to numerous private financial technology companies. He serves on the board of advisors of several companies, while holding nine patents related to digital identity and payments. Mr. Woodward served as Group President of the Risk Solutions business of Early Warning Services, LLC (“Early Warning”) from February 2016 to February 2020, and as its Chief Corporate Development Officer from May 2009 to February 2016. During his tenure as Group President, he had responsibility for building out risk capabilities for Early Warning’s newest product at the time, Zelle. Within four years of launch, Zelle was accessible to over 100 million customers at hundreds of financial institutions. Mr. Woodward also created a new category of identity and authentication solutions while at Early Warning that is used billions of times annually. During his tenure, Early Warning’s customer penetration grew from less than 500 financial institutions to over 2,500, including 45 of the top 50 American banks, while revenue grew 500%.
Prior to joining Early Warning, Mr. Woodward served in leadership roles at Bank of America Corporation, Credit Suisse AG, and Donaldson, Lufkin & Jenrette. Mr. Woodward holds a bachelor’s degree in Accounting & Finance from the University of Colorado, Boulder and an MBA from the Haas School of Business at the University of California, Berkeley. We believe Mr. Woodward’s extensive corporate strategy, investing, and financial technology industry experience make him well-qualified to serve on our board of directors.
Ahmedulla Khan Khaishgi
serves as one of our directors. Mr. Khaishgi has over 25 years of experience in financial technology leadership, corporate strategy and transactions. Currently, Mr. Khaishgi is serving on the board of directors of Signifyd, Inc., TrueCircle Technologies Ltd. and the investment committee of Mentors Fund LLC, where he is a Founding Partner. Between April 2020 and August 2021, Mr. Khaisgi served as SVP Special Projects at SquareTrade, Inc. (“SquareTrade”), a subsidiary of The Allstate Corporation (“Allstate”). Mr. Khaishgi is a
Co-Founder
of SquareTrade and served as its CEO from 2014 to March 2020. During his tenure as CEO, Mr. Khaishgi led SquareTrade to over 120 million active policy holders and developed partnerships with some of the largest retailers and operators in the world. Under Mr. Khaishgi’s leadership, SquareTrade raised over $250 million from investors culminating in its $1.4 billion acquisition by Allstate in November 2016. Prior to co-founding
SquareTrade, Mr. Khaishgi worked at McKinsey & Company, Inc. and The Procter & Gamble Company. Mr. Khaishgi holds a bachelor of science degree in Computer Engineering from the King Fahd University of Petroleum and Minerals and an MBA from Harvard Business School, where he graduated as a Baker Scholar.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Jonathon Corr, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Eric Woodward and Ahmedulla Khan Khaishgi, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Steven J. McLaughlin and Eugene Yoon will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Pursuant to an agreement to be entered into on or prior to the closing of the Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Messrs. Corr, Woodward and Khaishgi are “independent directors” as defined in Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse affiliates of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month, in the aggregate In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
In addition, as discussed elsewhere in this Annual Report on Form
10-K,
we may engage FT Partners as a financial advisor in connection with our initial business combination and pay to FT Partners customary financial advisory fees in an amount that constitutes a market standard financial advisory fee for comparable transactions.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Jonathan Corr, Eric Woodward and Ahmedulla Khan Khaishgi serve as members of our audit committee, and Jonathan Corr chairs the audit committee.
Under Nasdaq’s listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Mr. Corr, Mr. Woodward and Mr. Khaishgi meet the independent director standard under Nasdaq’s listing standards and under Rule
10-A-3(b)(1)
of the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Mr. Corr, Mr. Woodward and Mr. Khaishgi qualify as “audit committee financial experts” as defined in applicable SEC rules.
We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of our board of directors. Mr. Corr, Mr. Woodward and Mr. Khaishgi serve as members of our compensation committee. Under Nasdaq’s listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Corr, Mr. Woodward and Mr. Khaishgi are independent and Mr. Woodward is the chair the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to affiliates of our sponsor in the aggregate of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses and the potential payments of financial advisory engagement fees, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Jonathan Corr and Eric Woodward. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Conflicts of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.
Each of FT Partners and Sagemount are affiliates of our sponsor. FT Partners is a leading FinTech-focused investment banking firm with a
20-year
history of providing M&A, financing and other financial advisory services to FinTech businesses globally. FT Partners is a broker-dealer registered with the Securities and Exchange Commission and a member of FINRA. Sagemount is a growth-focused software and technology private investment firm with 21 investment professionals, and a team of operations professionals that support portfolio companies in accelerating growth, and $3.5 billion in cumulative capital raised. Each of FT Partners and Sagemount are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. While FT Partners and Sagemount may become aware of a potential transaction that is an attractive opportunity for us, neither FT Partners nor Sagemount will not have any duty or other obligation to offer acquisition opportunities to us. In addition, certain of our officers and directors may have a duty to offer acquisition opportunities to clients of FT Partners or to Sagemount, or our other affiliates or other entities to which they owe duties. As a result, our affiliates and, in the case of FT Partners, their clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities.
Conflicts may arise from FT Partners’ affiliation with us, its provision of services both to us and to third-party clients, as well as from actions undertaken by FT Partners for its own account. FT Partners is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of the securities of those entities, their assets or their subsidiaries. Clients generally require FT Partners to act exclusively on their behalf and as a result and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participating as a buyer in the transaction. Alternatively, FT Partners, or another affiliate of our sponsor, may be a financial advisor to a target business that we pursue a business combination with and FT Partners, or another affiliate of our sponsor, may receive fees from the target business in connection with a business combination. FT Partners also represents potential buyer’s businesses and may be incentivized or obligated to direct an opportunity to one of these buyers in lieu of us, thereby eliminating or reducing the acquisition opportunity available to us.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Steven J. McLaughlin	FT Partners(1)	Investment banking firm focused on FinTech	Founder and CEO

	Forge Global, Inc	Provider of liquidity, custody and data solutions for private Companies and their employees and investors.	Director

	FEEDZAI—Consultadoriae Inovaçăo Tecnológica, S.A.	Detects and helps prevent financial crime leveraging artificial intelligence	Director

Eugene Yoon	Sagemount (a division of Bregal)	Private investment firm	Managing Partner

	Private funds advised by Sagemount(2)	Investment vehicles	Managing Partner of Sagemount

	Bregal	Registered Investment Adviser	Managing Director

	Private funds advised by Bregal	Private Investment Vehicles	Managing Director of Bregal

	BSI3 Menu Parent, LP (dba BeyondMenu)	Provider of online food ordering software, services, and payments	Director

	Buyers Edge Platform, LLC	Procurement network, data engine and technology platform targeting the foodservices industry	Director

	Connectria, LLC	Provider of hyperscale cloud managed services, cloud hosting and migration services	Director

	Corcentric, LLC	Provider of business spend management software and services	Director

	Open Lending Corporation	Provider of automated lending technology and services to credit unions and banks	Director

Jaskaran Heir	Lux Research Inc.	Provider of syndicated research on emerging technologies	Director

	Pegasus Transtech, LLC (dba Transflo)	Provider of software and services to the transportation industry	Director

Jonathan Corr	Paycor	Provider of human capital managmeent software	Director

	Reggorra, Inc.	Provider of real estate appraisal technology	Director

Eric Woodward	Financial Technology Advisory, LLC	Provider of advisory services in digital identity and payments	Founder and President

	Great Hill Partners	Investment fund	Advisor

	Identity Theft Guard Solutions, Inc. (dba IDX)	Provider of identity and privacy protection solutions	Member of Board of Advisors

	Liminal Strategy Partners, LLC	Provider of market intelligence and strategy for digital identity and trust	Member of Board of Advisors

	Ntropy Network Inc.	Provider of a data network for finance	Member of Board of Advisors

	Paymation, Inc. (dba Otomo)	Provider of financial services technology	Member of Board of Advisors

	Petal Card, Inc. (dba PrismData)	Provider of transaction intelligence technology	Member of Board of Advisors

	Prove Identity, Inc.	Provider of digital identity solutions	Member of Board of Advisors

	Socure	Provider of digital identity and fraud detection solutions	Senior Advisor to CEO

	Springcoin, Inc. (dba Spring Labs)	Provider of credit and identity data solutions	Member of Board of Advisors

Ahmedulla Khan Khaishgi	Autocomplete, Inc.	Provider of insurance technology solutions	CEO and Director

	Signifyd, Inc.	Software development	Director

	Mentors Fund LLC	Investment fund	Member of Investment Committee

	TrueCircle Technologies Ltd	Provider of software to the recycling industry	Director

Eric Woodward	Financial Technology Advisory, LLC	Provider of advisory services in digital identity and payments	Founder and President

	Identity Theft Guard Solutions, Inc.	Provider of identity and privacy protection solutions	Member of Board of Advisors

	Jumio Corporation	Provider of an identity and eKYC platform	Member of Board of Advisors

	Ntropy Network Inc.	Provider of a data network for finance	Member of Board of Advisors

	One World Identity, LLC	Provider of market intelligence and strategy for digital identity and trust	Member of Board of Advisors

	SentiLink Corp.	Provider of synthetic fraud detection solutions	Member of Board of Advisors

Ahmedulla Khan Khaishgi	Signifyd, Inc.	Software development	Director

	Mentors Fund LLC	Investment fund	Member of Investment Committee

(1)	Includes FinTech Partners Ltd.
(2)	Includes certain of its funds, other affiliates and portfolio companies.
Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not currently intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our sponsor subscribed for founder shares prior to the date of this Annual Report on Form
10-K
and purchased private placement warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering.

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and independent directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors, FT Partners, Sagemount or their respective affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

•
We may engage FT Partners to provide services in connection with our initial business combination and pay FT a fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view.
Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination, other than the financial advisory fee we would pay to FT Partners if we engage FT Partners in that capacity. Further, commencing on the date our securities were first listed on Nasdaq, we also reimburse affiliates of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month, in the aggregate.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse affiliates of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month, in the aggregate In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
In addition, as discussed elsewhere in this Annual Report on Form
10-K,
we may engage FT Partners as a financial advisor in connection with our initial business combination and pay to FT Partners customary financial advisory fees in an amount that constitutes a market standard financial advisory fee for comparable transactions.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and

•	and all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.
In the table below, percentage ownership is based on 49,590,908 Class A ordinary shares and 12,506,250 Class B ordinary shares outstanding as of December 31, 2021. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis.

	Class A Ordinary Shares		Class B Ordinary Shares (2)		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Independence Sponsor LLC	—	—	12,431,250%	%	%
Steven J. McLaughlin	—	—	12,431,250	—	—
Eugene Yoon	—	—	12,431,250	—	—
John Lawrence Furlong	—	—	—	—	—
Jaskaran Heir	—	—	—	—	—
Jonathan Corr	—	—	25,000	—	—
Eric Woodward	—	—	25,000
Ahmedulla Khan Khaishgi	—	—	25,000
All directors and officers as a group (Seven individuals)	—	—	—	—	—
Sculptor Capital LP (3)	2,613,371	%	—	—	%
Citadel Advisors LLC (4)	4,150,200	%	—	—	%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 277 Park Avenue, 29th Floor Suite B, New York, New York 10172.

(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)
Includes shares owned by Sculptor Capital LP (“Sculptor”), the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”), Sculptor Capital II LP
(“Sculptor-II”),
Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC
(“SCHC-II”),
Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), Sculptor SC II LP (“NJGC”), and Sculptor Enhanced Master Fund, Ltd. (“SCEN”).
Sculptor-II,
SCHC,
SCHC-II,
SCU, SCMF, NRMD, SCCO, NJGC and SCEN may be deemed to beneficially own the reported securities by virtue of the fact that:
Sculptor-II
is wholly owned by Sculptor and also serves as the investment manager to certain of the Accounts, SCHC serves as the general partner of Sculptor,
SCHC-II
is wholly owned by Sculptor and serves as the general partner of
Sculptor-II,
SCU is the sole shareholder of SCHC and the ultimate parent company of Sculptor and
Sculptor-II,
Sculptor is the investment adviser to SCMF, NRMD is wholly owned by SCMF, Sculptor is the investment adviser to SCCO,
Sculptor-II
is the investment adviser to NJGC, and Sculptor is the investment adviser to SCEN. The address of the principal business office of each of the reporting persons is 9 West 57 Street, 39 Floor, New York, NY 10019.

(4)
Includes shares owned by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin. CAH, CGP, Citadel Securities, CALC4, CSGP and Mr. Kenneth Griffin may be deemed to beneficially own the reported securities by virtue of the fact that: CAH is the sole member of Citadel Advisors, CGP is the general partner of CAH, CALC4 is the non-member
manager of Citadel Securities, CSGP is the general partner of CALC4, and Mr. Griffin is the President and Chief Executive Officer of CGP and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of the reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Our initial shareholders beneficially own approximately 20% of the issued and outstanding ordinary shares and will have the right to elect all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.
Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.
Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.
Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
On December 11, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares. In March 2021, we issued to the initial shareholders an additional 1,006,250 Ordinary shares, resulting in our sponsor holding an aggregate of 12,506,250 founder shares (which amount includes the transfers described below and up to 1,631,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ overallotment option is exercised). Also in March 2021, our sponsor transferred 25,000 founder shares to each of our independent directors, as well as another transferee (which amounts have been adjusted for the share issuance of 1,006,250 Ordinary Shares, as well as transfers back to our sponsor by our independent directors and such other transferee of 2,187 Ordinary Shares each, which they received as a result of the share issuance). The founder shares held by our independent directors and such other transferee shall not be subject to forfeiture in the event the over-allotment option is not exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Up to 1,631,250 founder shares are subject to forfeiture by our initial shareholders depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor purchased an aggregate of 9,078,788 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. As such, our sponsor’s interest in this transaction is valued at $13,618,182. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
As more fully discussed in this Annual Report on Form
10-K,
if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We currently maintain our executive offices at 277 Park Avenue, 29 th
 Floor Suite B, New York New York 10172. The cost for our use of this space is included in the $10,000 per month fee, in the aggregate, we pay to affiliates of our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
We may engage FT Partners as a financial advisor in connection with our initial business combination and pay to FT Partners a customary fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.
Except as disclosed in this Annual Report on Form
10-K,
no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
On December 7, 2020, our sponsor agreed to loan the company up to $300,000 pursuant to a promissory note. The note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The company borrowed approximately $171,000 under the note and fully repaid the balance upon closing of the Initial Public Offering.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described in Exhibit 4.5 of this Annual Report on Form
10-K.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as
promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.
To further minimize conflicts of interest, if we consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursement, consulting fee, non-cash
payments, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than the following payments, none of which will be made from the proceeds of the Initial Public Offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to affiliates of our sponsor of $10,000 per month for office space, secretarial and administrative services provided to members of our management team;

•
Cash payment to FT Partners for any financial advisory, placement agency or other similar investment banking services that FT Partners may provide to our company in connection with our initial business combination and reimbursement to FT Partners for any out-of-pocket
expenses incurred by it in connection with the performance of such services;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and an initial business combination; and

•
Repayment of
non-interest
bearing loans which may be made by our sponsor or affiliates of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14.	Principal Accountant Fees and Services
Our independent public accounting firm is Marcum LLP, 750 Third Avenue, New York, New York 10017, PCAOB Auditor ID: 688.
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum related to audit and review services in connection with our initial public offering and regulatory filings for the year ended December 31, 2021, and for the period from December 7, 2020 (inception) through December 31, 2020, totaled approximately $108,150, and $0, respectively.
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020, we did not pay Marcum any audit-related fees.
Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020.
All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020.
Pre-Approval Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (As Restated)

(2)	Exhibits
We hereby file as part of this Annual Report on Form
10-K
the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 8, 2021, by and between the Registrant, Citigroup Global Markets Inc., and Deutsche Bank Securities Inc. (1)

3.1	Memorandum and Articles of Association.(3)

3.2	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Ordinary Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated March 8, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.(1)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement, March 8, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee.(1)

10.2	Registration Rights Agreement, dated March 8, 2021, by and among the Registrant and certain security holders.(1)

10.3	Private Placement Warrants Purchase Agreement, dated March 8, 2021, by and between the Registrant and Independence Sponsor LLC.(1)

10.4	Form of Indemnity Agreement.(2)

10.5	Administrative Services Agreement, dated March 8, 2021, by and between the Registrant and Independence Sponsor LLC.(1)

10.6	Promissory Note, dated as of December 7, 2020, issued to Independence Sponsor LLC.(3)

10.7	Securities Subscription Agreement, dated December 7, 2020, between the Registrant and Independence Sponsor LLC.(3)

10.8	Letter Agreement, dated March 8, 2021, by and among the Company, its officers, directors, and Independence Sponsor LLC.(1)

14	Form of Code of Business Conduct and Ethics.(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required byRule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter.(3)

99.2	Compensation Committee Charter.(3)

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 1, 2021.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on February 12, 2021.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
April 15, 2022

Independence Holdings Corp.

/s/ John Lawrence Furlong
Name: John Lawrence Furlong
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John Lawrence Furlong	Chief Executive Officer, Director	April 15, 2022
John Lawrence Furlong	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Jaskaran Heir	Chief Financial Officer	April 15, 2022
Jaskaran Heir	(Principal Financial and Accounting Officer)

/s/ Steven J. McLaughlin	Co-Chairman	April 15, 2022
Steven J. McLaughlin

/s/ Eugene Yoon	Co-Chairman	April 15, 2022
Eugene Yoon

/s/ Jonathan Corr	Director	April 15, 2022
Jonathan Corr

/s/ Eric Woodward	Director	April 15, 2022
Eric Woodward

/s/ Ahmedulla Khan Khaishgi	Director	April 15, 2022
Ahmedulla Khan Khaishgi

INDEPENDENCE HOLDINGS CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholder’s Equity (Deficit) for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Independence Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Independence Holdings Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations
,
stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from December 7, 2020 (inception) through December 31, 2020, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination. If the Company does not consummate a business combination by March 11, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit
s
in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit
s
provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP
We have served as the Company’s auditor since 2020
.
New York, New York
April 15, 2022

INDEPENDENCE HOLDINGS CORP.
BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$1,260,014	$—
Prepaid expenses	817,751	13,162

Total current assets	2,077,765	13,162
Investments held in Trust Account	495,948,830	—
Deferred offering costs associated with initial public offering	—	111,335

Total Assets	$498,026,595	$124,497

Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$21,714	$52,989
Accrued expenses	70,000	58,385
Note payable - related party	—	4,053

Total current liabilities	91,714	115,427
Deferred underwriting commissions	17,356,818	—
Derivative warrant liabilities	16,907,300	—

Total liabilities	34,355,832	115,427
Commitments and Contingencies
Temporary Equity
Class A ordinary shares subject to possible redemption; 49,590,908 and -0- shares at $10.00 per share at redemption value at December 31, 2021 and 2020, respectively	495,909,080	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable Class A ordinary shares issued or outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,397,727 and 12,506,250 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,240	1,251
Additional paid-in capital	—	23,749
Accumulated deficit	(32,239,557)	(15,930)

Total shareholders’ equity (deficit)	(32,238,317)	9,070

Total Liabilities, Temporary Equity and Shareholders’ Equity (Deficit)	$498,026,595	$124,497

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE HOLDINGS CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For The Period From December 7, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$925,803	$15,930
Administrative expenses - related party	97,419	—

Loss from operations	(1,023,222)	(15,930)
Other income (expenses)
Change in fair value of derivative warrant liabilities	4,179,330	—
Financing costs - derivative warrant liabilities	(634,480)	—
Interest income from investments held in Trust Account	39,750	—

Net income (loss)	$2,561,378	$(15,930)

Weighted average number of Class A ordinary shares - basic and diluted	40,216,188	—

Basic and diluted net income per share, Class A	$0.05	$—

Weighted average number of Class B ordinary shares - basic and diluted	12,105,697	10,875,000

Basic and diluted net income (loss) per share, Class B	$0.05	$—

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE HOLDINGS CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares				Additional Paid- in Capital		Total Shareholders’ Equity (Deficit)
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	12,506,250	1,251	23,749	—	25,000
Net loss	—	—	—	—	—	(15,930)	(15,930)
Balance - December 31, 2020	—	$—	12,506,250	$1,251	$23,749	$(15,930)	$9,070
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,540,732	—	3,540,732
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(3,564,492)	(34,785,005)	(38,349,497)
Forfeiture of Class B ordinary share s	—	—	(108,523)	(11)	11	—	—
Net income	—	—	—	—	—	2,561,378	2,561,378

Balance - December 31, 2021	—	$—	12,397,727	$1,240	$—	$(32,239,557)	$(32,238,317)

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE HOLDINGS CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For The Period From December 7, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,561,378	$(15,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	4,053
Interest income from investments held in Trust Account	(39,750)	—
Financing costs - derivative warrant liabilities	634,480	—
Change in fair value of derivative warrant liabilities	(4,179,330)	—
Changes in operating assets and liabilities:
Prepaid expenses	(804,589)	11,838
Accounts payable	6,225	39
Accrued expenses	—	—

Net cash used in operating activities	(1,821,586)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(495,909,080)	—

Net cash used in investing activities	(495,909,080)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(170,558)	—
Proceeds received from initial public offering, gross	495,909,080	—
Proceeds received from private placement	13,618,182	—
Offering costs paid	(10,366,024)	—

Net cash provided by financing activities	498,990,680	—

Net increase in cash	1,260,014	—
Cash - beginning of the period	—	—

Cash - end of the period	$1,260,014	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by related party in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accounts payable	$—	$52,950
Offering costs included in accrued expenses	$70,000	$58,385
Offering costs paid by related party under promissory note	$129,005	$—
Reversal of accrued expenses	$58,385	$—
Outstanding accounts payable balance paid by related party under note payable	$37,500	$—
Deferred underwriting commissions	$17,356,818	$—
The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND GOING-CONCERN
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
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from December 7, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Independence Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 8, 2021. On March 11, 2021, the Company consummated its Initial Public Offering of 49,590,908 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 6,090,908 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $495.9 million, and incurring offering costs of approximately $28.0 million, of which approximately $17.4 million was for deferred underwriting commissions and approximately $9.9 million of underwriting commission paid (Note 5).
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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $2.0 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of $300,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. There were no Working Capital Loans outstanding as of December 31, 2021 and 2020.
Until consummation of the Company’s Business Combination, management intends to use the Company’s cash held outside the trust account, and, if necessary, Working Capital Loans from the Company’s officers and directors, and initial shareholders, for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
The Company has until March 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with our assessment of going concern considerations, in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2021 and 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 49,590,908 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted on March 4, 2021 and are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date of these financial statements, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share of
$7.50 (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. See Note 4.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,996,970 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,631,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied and there was a partial exercise, as of December 31, 2021, the Company included 1,522,727 of these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	Year Ended December 31, 2021		For The Period From December 7, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$1,968,753	$592,625	$(15,930)
Denominator:
Basic and diluted weighted average common shares outstanding	40,216,188	12,105,697	10,875,000

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.00)

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
The management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
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
On March 4, 2021, the
 Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent directors, a total of 75,000 Founder Shares. The fair value of the 75,000 Founder shares granted to each independent directors was $187,500 each, or $7.50 per share, or $562,500 in the aggregate. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.
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
During the year ended December 31, 2021, the Company incurred approximately $97,000 in expenses for these services, which is included in administrative expenses-related party on the accompanying statements of operations. As of December 31, 2021, the Company had $30,000 included in accounts payable on the balance sheet related to these expenses.
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

Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the final prospectus to purchase up to 6,525,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units.
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
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of December 31, 2021, the Company had 5,718,127 Public Warrants and 9,078,788 Private Warrants outstanding. There were no
warrants outstanding as of December 31, 2020.
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 49,590,908 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheet.
Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$495,909,080
Less:
Proceeds allocated to public warrants	(11,009,180)
Class A ordinary share issuance costs	(27,340,317)
Plus:
Accretion of carrying value to redemption value	38,349,497

Class A ordinary share subject to possible redemption	$495,909,080

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 49,590,908 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 7). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 11, 2020, the Company issued 12,506,250 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share capitalization described in Note 4. Of the 12,506,250 Class B ordinary shares outstanding, up to 1,631,250 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remain subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares accordingly resulting in 12,397,727 Class B ordinary shares outstanding, none subject to forfeiture. As of December 31, 2021, there were 12,506,25 Class B ordinary shares outstanding Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.

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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$495,948,830	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$8,827,180	$—	$—
Derivative warrant liabilities - Private	$—	$8,080,120	$—
There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 as the Public Warrants were separately listed and traded in April 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Monte Carlo simulation, and subsequently are based on the listed market price of such warrants, a Level 1 measurement since April 2021. The fair value of the Private Warrants were initially measured at fair value using a Modified Black Scholes method, and subsequently are based on the listed market price of Public Warrants. For the year ended December 31, 2021, the Company recognized a gain related to the decrease in the fair value of the derivative warrant liabilities, presented as change in the fair value of derivative warrant liabilities on the statement of operations.
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
The change in the fair value of the derivative warrant liabilities for the period for the year ended December 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of derivative warrant liabilities	21,086,630
Change in fair value of derivative warrant liabilities	(3,039,510)
Transfer of Public Warrants to Level 1	(9,422,270)
Transfer of Private Warrants to Level 2	(8,624,850)

Level 3 - Derivative warrant liabilities at December 31, 2021	$—

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.