Form 10-Q
period 2022-03-31
Independence Holdings Corp.
filed 2022-05-16
CIK 1837393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

 to

Commission File
No. 001-40178

Independence Holdings Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1572684
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

277 Park Avenue, 29th Floor, Suite B New York, New York	10172
(Address of principal executive offices)	(Zip Code)
(212)
704-3000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of one redeemable warrant to acquire one Class A ordinary share	ACQRU	The Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	ACQR	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ACQRW	The Nasdaq Capital Market

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
of the Exchange Act).    Yes  ☒    No  ☐
As of
May 16, 2022
, there were 7,557,665 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-fifth
of

one redeemable warrant to acquire one Class A ordinary share, 42,033,243 Class A ordinary shares, and 12,397,727 Class B ordinary shares, par value

$0.0001 per share, of the company issued and outstanding.

INDEPENDENCE HOLDINGS CORP.
Quarterly Report on
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements. (Unaudited)
INDEPENDENCE HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,091,772	$1,260,014
Prepaid expenses	704,965	817,751

Total current assets	1,796,737	2,077,765
Investments held in Trust Account	495,998,563	495,948,830

Total Assets	$497,795,300	$498,026,595

Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$179,640	$21,714
Accrued expenses	23,703	70,000

Total current liabilities	203,343	91,714
Deferred underwriting commissions	17,356,818	17,356,818
Derivative warrant liabilities	8,738,600	16,907,300

Total liabilities	26,298,761	34,355,832
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 49,590,908 shares at $10.00 per share at redemption value at March 31, 2022 and December 31, 2021	495,909,080	495,909,080
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable Class A ordinary shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,397,727 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,240	1,240
Additional paid-in capital	—	—
Accumulated deficit	(24,413,781)	(32,239,557)

Total shareholders’ deficit	(24,412,541)	(32,238,317)

Total Liabilities, Class A Ordinary Shares Subject To Possible Redemption and Shareholders’ Deficit	$497,795,300	$498,026,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$362,657	$100,230
Administrative expenses - related party	30,000	7,419

Loss from operations	(392,657)	(107,649)
Other income (expenses):
Change in fair value of derivative warrant liabilities	8,168,700	3,039,510
Financing costs - derivative warrant liabilities	—	(634,480)
Interest income from investments held in Trust Account	49,733	5,165

Net income	$7,825,776	$2,302,546

Weighted average number of Class A ordinary shares - basic and diluted	49,590,908	11,571,212

Basic and diluted net income per share, Class A	$0.13	$0.10

Weighted average number of Class B ordinary shares - basic	12,397,727	11,213,384

Weighted average number of Class B ordinary shares - diluted	12,397,727	12,397,727

Basic and diluted net income per share, Class B	$0.13	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	12,397,727	$1,240	$—	$(32,239,557)	$(32,238,317)
Net income	—	—	—	—	—	7,825,776	7,825,776

Balance - March 31, 2022 (Unaudited)	—	$—	12,397,727	$1,240	$—	$(24,413,781)	$(24,412,541)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	12,506,250	$1,251	$23,749	$(15,930)	$9,070
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,540,732	—	3,540,732
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(3,564,481)	(34,785,016)	(38,349,497)
Net income	—	—	—	—	—	2,302,546	2,302,546

Balance - March 31, 2021 (Unaudited)	—	$—	12,506,250	$1,251	$—	$(32,498,400)	$(32,497,149)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,825,776	$2,302,546
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(49,733)	(5,165)
Financing costs - derivative warrant liabilities	—	634,480
Change in fair value of derivative warrant liabilities	(8,168,700)	(3,039,510)
Changes in operating assets and liabilities:
Prepaid expenses	112,786	(1,403,798)
Accounts payable	157,926	102,496
Accrued expenses	(46,297)	3,698

Net cash used in operating activities	(168,242)	(1,405,253)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(495,909,080)

Net cash used in investing activities	—	(495,909,080)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(170,558)
Proceeds received from initial public offering, gross	—	495,909,080
Proceeds received from private placement	—	13,618,182
Offering costs paid	—	(10,366,024)

Net cash provided by financing activities	—	498,990,680

Net increase in cash	(168,242)	1,676,347
Cash - beginning of the period	1,260,014	—

Cash - end of the period	$1,091,772	$1,676,347

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$129,005
Reversal of accrued expenses	$—	$58,385
Outstanding accounts payable balance paid by related party under note payable	$—	$37,500
Deferred underwriting commissions	$—	$17,356,818
The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from December 7, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a general meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, expenses relating to the administration of the trust account and limited withdrawals for working capital). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an Initial Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.
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
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 15, 2022.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.6 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of $300,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. There were no Working Capital Loans outstanding as of March 31, 2022 and December 31, 2021.

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
The Company has until March 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with management’s assessment of going concern considerations, in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” management determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2023.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statement. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 480 and ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 49,590,908 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,996,970 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,631,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied and there was a partial exercise, as of March 31, 2021, the Company included 1,522,727 of these shares in the weighted average number as of the beginning of the three-month period ended March 31, 2022, to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$6,260,621	$1,565,155	$1,169,354	$1,133,192
Allocation of net income - diluted	$6,260,621	$1,565,155	$1,111,574	$1,190,972
Denominator:
Basic weighted average ordinary shares outstanding	49,590,908	12,397,727	11,571,212	11,213,384
Dilutive impact of securities	—	—	—	1,184,343
Diluted weighted average ordinary shares outstanding	49,590,908	12,397,727	11,571,212	12,397,727

Basic and diluted net income per ordinary share	$0.13	$0.13	$0.10	$0.10

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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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
During the three months ended March 31, 2022 and 2021, the Company incurred approximately $30,000 and $7,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, the Company had approximately
$
-0-
and $7,000, respectively, included in accounts payable on the condensed balance sheets related to these expenses.
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

NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 18,996,970 warrants outstanding, comprised of 9,918,182 Public Warrants and 9,078,788 Private Warrants.
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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “ 30 -day redemption period”); and

•
if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $
10.00
per share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $
18.00
per share (as adjusted) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 49,590,908 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$495,909,080
Less:
Proceeds allocated to public warrants	(11,009,180)
Class A ordinary share issuance costs	(27,340,317)
Plus:
Accretion of carrying value to redemption value	38,349,497

Class A ordinary share subject to possible redemption	$495,909,080

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 49,590,908 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 7).
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 11, 2020, the Company issued 12,506,250 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share capitalization described in Note 4. Of the
12,506,250
Class B ordinary shares outstanding, up to 1,631,250 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remaining subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares, resulting in 12,397,727 Class B ordinary shares outstanding, none of which are subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 12,506,250 Class B ordinary shares outstanding.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$495,998,563	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$4,562,360	$—	$—
Derivative warrant liabilities - Private	$—	$4,176,240	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$495,948,830	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$8,827,180	$—	$—
Derivative warrant liabilities - Private	$—	$8,080,120	$—
Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Monte Carlo simulation, and subsequently are based on the listed market price of such warrants, a Level 1 measurement since April 2021. The fair value of the Private Warrants were initially measured at fair value using a Modified Black Scholes method, and subsequently are based on the listed market price of Public Warrants. For the three months ended March 31, 2022 and 2021, the Company recognized gains of approximately $8.2 million and $3.0 million, respectively, related to the decrease in the fair value of the derivative warrant liabilities, which presented as change in the fair value of derivative warrant liabilities on the condensed statements of operations.
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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $1.1 million in our operating bank account, and working capital of approximately $1.6 million.
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
We have until March 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements - Going Concern,” management determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the initial public offering and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Results of Operations
Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had a net income of approximately $7.8 million, which consisted approximately $50,000 in interest income from investments held in the trust account, non-operating
income of approximately $8.2 million resulting from changes in fair value of derivative warrant liabilities, offset by approximately $363,000 in general and administrative expenses and $30,000 in administrative expenses – related party.

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
In addition, in order to finance transaction costs in connection with an initial business combination, the sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post initial business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, we had no borrowings under the working capital loans.

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
During the three months ended March 31, 2022 and 2021, we incurred approximately $30,000 and $7,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, we had approximately
-0-
and $7,000, respectively, included in accounts payable on the condensed balance sheets related to these expenses.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q.
Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on April 15, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q
for a discussion of recent accounting pronouncements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.
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
As of March 31, 2022, as required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K.
There have been no material changes from the risk factors previously disclosed in such filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
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

INDEPENDENCE HOLDINGS CORP.

Date: May 16, 2022	By:	/s/ John Lawrence Furlong
	Name:	John Lawrence Furlong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jaskaran Heir
	Name:	Jaskaran Heir
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)