Form 10-Q
period 2022-06-30
Independence Holdings Corp.
filed 2022-08-18
CIK 1837393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
______
to
______
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
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant to acquire one Class A ordinary share	ACQRU	The Nasdaq Capital Market
Class A ordinary shares	ACQR	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ACQRW	The Nasdaq Capital Market
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

As of August 18, 2022, there were 7,557,665 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-fifth

of one redeemable warrant to acquire one Class A ordinary share, 42,033,243 Class A ordinary shares, and 12,397,727 Class B ordinary shares, par value $0.0001 per share, of the company issued and outstanding.

INDEPENDENCE HOLDINGS CORP.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited).
INDEPENDENCE HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$837,849	$1,260,014
Prepaid expenses	519,812	817,751

Total current assets	1,357,661	2,077,765
Investments held in Trust Account	496,668,262	495,948,830

Total Assets	$498,025,923	$498,026,595

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$76,475	$21,714
Accrued expenses	—	70,000

Total current liabilities	76,475	91,714
Deferred underwriting commissions	17,356,818	17,356,818
Derivative warrant liabilities	3,989,370	16,907,300

Total liabilities	21,422,663	34,355,832

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 49,590,908 shares at $10.01 and 10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	496,568,262	495,909,080

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable Class A ordinary shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,397,727 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,240	1,240
Additional paid-in capital	—	—
Accumulated deficit	(19,966,242)	(32,239,557)

Total shareholders’ deficit	(19,965,002)	(32,238,317)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$498,025,923	$498,026,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$282,208	$280,345	$644,865	$380,575
Administrative expenses—related party	30,000	30,000	60,000	37,419

Loss from operations	(312,208)	(310,345)	(704,865)	(417,994)
Other income (expenses):
Change in fair value of derivative warrant liabilities	4,749,230	(3,039,510)	12,917,930	—
Financing costs—derivative warrant liabilities	—	—	—	(634,480)
Interest income from investments held in Trust Account	669,699	17,726	719,432	22,891

Net income (loss)	$5,106,721	$(3,332,129)	$12,932,497	$(1,029,583)

Weighted average number of Class A ordinary shares—basic and diluted	49,590,908	49,590,908	49,590,908	30,686,087

Basic and diluted net income (loss) per share, Class A	$0.08	$(0.05)	$0.21	$(0.02)

Weighted average number of Class B ordinary shares—basic and diluted	12,397,727	12,397,727	12,397,727	11,808,827

Basic and diluted net income (loss) per share, Class B	$0.08	$(0.05)	$0.21	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	12,397,727	$1,240	$—	$(32,239,557)	$(32,238,317)
Net income	—	—	—	—	—	7,825,776	7,825,776

Balance—March 31, 2022	—	—	12,397,727	1,240	—	(24,413,781)	(24,412,541)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(659,182)	(659,182)
Net income	—	—	—	—	—	5,106,721	5,106,721

Balance—June 30, 2022	—	$—	12,397,727	$1,240	$—	$(19,966,242)	$(19,965,002)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	12,506,250	$1,251	$23,749	$(15,930)	$9,070
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,540,732	—	3,540,732
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(3,564,481)	(34,785,016)	(38,349,497)
Net income	—	—	—	—	—	2,302,546	2,302,546

Balance—March 31, 2021	—	—	12,506,250	1,251	—	(32,498,400)	(32,497,149)
Forfeiture of Class B ordinary shares	—	—	(108,523)	(11)	11	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(11)	11	—
Net loss	—	—	—	—	—	(3,332,129)	(3,332,129)

Balance—June 30, 2021	—	$—	12,397,727	$1,240	$—	$(35,830,518)	$(35,829,278)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$12,932,497	$(1,029,583)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(719,432)	(22,891)
Financing costs—derivative warrant liabilities	—	634,480
Change in fair value of derivative warrant liabilities	(12,917,930)	—
Changes in operating assets and liabilities:
Prepaid expenses	297,939	(1,203,286)
Accounts payable	54,761	60,860
Accrued expenses	—	35,321

Net cash used in operating activities	(352,165)	(1,525,099)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(495,909,080)

Net cash used in investing activities	—	(495,909,080)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(170,558)
Proceeds received from initial public offering, gross	—	495,909,080
Proceeds received from private placement	—	13,618,182
Offering costs paid	(70,000)	(10,366,024)

Net cash provided by financing activities	(70,000)	498,990,680

Net increase in cash	(422,165)	1,556,501
Cash—beginning of the period	1,260,014	—

Cash—end of the period	$837,849	$1,556,501

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$129,005
Reversal of accrued expenses	$—	$58,385
Outstanding accounts payable balance paid by related party under note payable	$—	$37,500
Deferred underwriting commissions	$—	$17,356,818
Accretion of Class A ordinary shares subject to possible redemption	$659,182	$—
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
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from December 7, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a general meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, and dissolution expenses not to exceed $100,000). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an Initial Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete an Initial Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, and dissolution expenses not to exceed $100,000, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $838,000 in its operating bank account and working capital of approximately $1.3 million.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of $300,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. There were no Working Capital Loans outstanding as of June 30, 2022 and December 31, 2021.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations through March 11, 2023, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2023.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 49,590,908 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 18,996,970 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 1,631,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied and there was a partial exercise, as of March 31, 2021, the Company included 1,522,727 of these shares in the weighted average number as of the beginning of the six-month
period ended June 30, 2022, to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)—basic and diluted	$4,085,377	$1,021,344	$(2,665,703)	$(666,426)	$10,345,998	$2,586,499	$(743,474)	$(286,109)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	49,590,908	12,397,727	49,590,908	12,397,727	49,590,908	12,397,727	30,686,087	11,808,827

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.05)	$(0.05)	$0.21	$0.21	$(0.02)	$(0.02)

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the Company on January 1, 2024 and is applied on a either a full or modified retrospective basis, with early adoption permitted at the beginning of any fiscal year. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
NOTE 4. RELATED PARTY TRANSACTIONS

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
During the three months ended June 30, 2022 and 2021, the Company incurred approximately $30,000 and $30,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2022 and 2021, the Company incurred approximately $60,000 and $37,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Company had no amounts payable for such services.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 18,996,970 warrants outstanding, comprised of 9,918,182 Public Warrants and 9,078,788 Private Warrants.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 49,590,908 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$495,909,080
Less:
Proceeds allocated to public warrants	(11,009,180)
Class A ordinary share issuance costs	(27,340,317)
Plus:
Remeasurement of carrying value to redemption value	38,349,497

Class A ordinary share subject to possible redemption, December 31, 2021	$495,909,080
Increase in redemption value of Class A ordinary shares subject to redemption	659,182

Class A ordinary share subject to possible redemption, June 30, 2022	$496,568,262

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 49,590,908 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 7).
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 11, 2020, the Company issued 12,506,250 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share capitalization described in Note 4. Of the 12,506,250 Class B ordinary shares outstanding, up to 1,631,250 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remaining subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares, resulting in 12,397,727 Class B ordinary shares outstanding, none of which are subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were
12,506,250
Class B ordinary shares outstanding.
Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$496,668,262	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$2,082,820	$—	$—
Derivative warrant liabilities—Private	$—	$1,906,550	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$495,948,830	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$8,827,180	$—	$—
Derivative warrant liabilities—Private	$—	$8,080,120	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to Level 2 in April 2021 due to the use of an observable market quote for a similar asset in an active market.
Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Monte Carlo simulation, and subsequently are based on the listed market price of such warrants, a Level 1 measurement since April 2021, when the warrants detached from the Units issued in the Initial Public Offering The fair value of the Private Warrants were initially measured at fair value using a Modified Black Scholes method, and subsequently are based on the listed market price of Public Warrants beginning in April 2021. For the three months ended June 30, 2022 and 2021, the Company recognized gains/(losses) of approximately
$4.7 million and $3.0 million, respectively, related to the decrease/(increase) in the fair value of the derivative warrant liabilities, which presented as change in the fair value of derivative warrant liabilities on the condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized gains/(losses) of approximately $12.9 million and
$-0-
million, respectively, related to the decrease/(increase) in the fair value of the derivative warrant liabilities, which presented as change in the fair value of derivative warrant liabilities on the condensed statements of operations.

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $838,000 in our operating bank account, and working capital of approximately $1.3 million.
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
Our management has determined that we do not have sufficient liquidity to meet our anticipated obligations through March 11, 2023, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern. We have until March 11, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with our management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2023.
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

Results of Operations
Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.
For the three months ended June 30, 2022, we had net income of approximately $5.1 million, which consisted of approximately $670,000 in interest income from investments held in the trust account and non-operating
income of approximately $4.7 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $282,000 in general and administrative expenses and $30,000 in administrative expenses—related party.
For the three months ended June 30, 2021, we had a net loss of approximately $3.3 million, which consisted of approximately $280,000 in general and administrative expenses, $30,000 in administrative expenses—related party, and approximately $3.0 million in changes in fair value of derivative warrant liabilities, partially offset by approximately $18,000 in interest income from investments held in Trust Account.
For the six months ended June 30, 2022, we had a net income of approximately $12.9 million, which consisted of approximately $719,000 in interest income from investments held in the trust account and non-operating
income of approximately $12.9 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $645,000 in general and administrative expenses and $60,000 in administrative expenses—related party.
For the six months ended June 30, 2021, we had a net loss of approximately $1.0 million, which consisted of approximately $381,000 in general and administrative expenses, approximately $37,000 in administrative expenses—related party, and approximately $634,000 in financing costs—derivative warrant liabilities, partially offset by approximately $23,000 in interest income from investments held in Trust Account.
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
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, we had no borrowings under the working capital loans.
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
During the three months ended June 30, 2022 and 2021, we incurred approximately $30,000 and $30,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. During the six months ended June 30, 2022 and 2021, we incurred approximately $60,000 and $37,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, we had no amounts payable for such services.
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
Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on April 15, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
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
As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form

10-Q

include the risk factors described in our Annual Report on Form

10-K

filed with the SEC on April 15, 2022. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form

10-Q.

If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

The current economic downturn may lead to increased difficulty in completing our Initial Business Combination.
Our ability to consummate our Initial Business Combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.
These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.
Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our Initial Business Combination through sales of our ordinary shares or issuance of indebtedness.
With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our Initial Business Combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our Initial Business Combination.
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

INDEPENDENCE HOLDINGS CORP.

Date: August 18, 2022	By:	/s/ John Lawrence Furlong
	Name:	John Lawrence Furlong
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2022	By:	/s/ Jaskaran Heir
	Name:	Jaskaran Heir
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)