Form 10-Q
period 2022-09-30
Independence Holdings Corp.
filed 2022-11-18
CIK 1837393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40178

Independence Holdings Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1572684
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

200 Park Avenue, 45th Floor New York, New York	10166
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
18
, 2022, there were 49,590,908 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-fifth of one
redeemable warrant to acquire one Class A ordinary share, 49,590,908 Class A ordinary shares, and 12,397,727 Class B ordinary shares, par value $0.0001 per share, of the company issued and outstanding.

INDEPENDENCE HOLDINGS CORP.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited).
INDEPENDENCE HOLDINGS CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$713,649	$1,260,014
Prepaid expenses	325,193	817,751

Total current assets	1,038,842	2,077,765
Investments held in Trust Account	498,906,770	495,948,830

Total Assets	$499,945,612	$498,026,595

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$68,780	$21,714
Accrued expenses	7,500	70,000

Total current liabilities	76,280	91,714
Deferred underwriting commissions	17,356,818	17,356,818
Derivative warrant liabilities	2,469,600	16,907,300

Total liabilities	19,902,698	34,355,832

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 49,590,908 shares at $10.06 and 10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	498,806,770	495,909,080

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable Class A ordinary shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 12,397,727 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,240	1,240
Additional paid-in capital	—	—
Accumulated deficit	(18,765,096)	(32,239,557)

Total shareholders’ deficit	(18,763,856)	(32,238,317)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$499,945,612	$498,026,595

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$288,624	$278,803	$933,489	$659,378
Administrative expenses—related party	30,000	30,000	90,000	67,419

Loss from operations	(318,624)	(308,803)	(1,023,489)	(726,797)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,519,770	1,139,810	14,437,700	1,139,810
Financing costs—derivative warrant liabilities	—	—	—	(634,480)
Interest income from investments held in Trust Account	2,238,508	6,381	2,957,940	29,272

Net income (loss)	$3,439,654	$837,388	$16,372,151	$(192,195)

Weighted average number of Class A ordinary shares—basic and diluted	49,590,908	49,590,908	49,590,908	37,056,942

Basic and diluted net income (loss) per share, Class A	$0.06	$0.01	$0.26	$(0.00)

Weighted average number of Class B ordinary shares—basic and diluted	12,397,727	12,397,727	12,397,727	12,007,284

Basic and diluted net income (loss) per share, Class B	$0.06	$0.01	$0.26	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	12,397,727	$1,240	$—	$(32,239,557)	$(32,238,317)
Net income	—	—	—	—	—	7,825,776	7,825,776

Balance—March 31, 2022 (Unaudited)	—	—	12,397,727	1,240	—	(24,413,781)	(24,412,541)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(659,182)	(659,182)
Net income	—	—	—	—	—	5,106,721	5,106,721

Balance—June 30, 2022 (Unaudited)	—	—	12,397,727	1,240	—	(19,966,242)	(19,965,002)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,238,508)	(2,238,508)
Net income	—	—	—	—	—	3,439,654	3,439,654

Balance—September 30, 2022 (Unaudited)	—	$—	12,397,727	$1,240	$—	$(18,765,096)	$(18,763,856)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	12,506,250	$1,251	$23,749	$(15,930)	$9,070
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,540,732	—	3,540,732
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(3,564,481)	(34,785,016)	(38,349,497)
Net income	—	—	—	—	—	2,302,546	2,302,546

Balance—March 31, 2021 (Unaudited)	—	—	12,506,250	1,251	—	(32,498,400)	(32,497,149)
Forfeiture of Class B ordinary shares	—	—	(108,523)	(11)	11	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(11)	11	—
Net loss	—	—	—	—	—	(3,332,129)	(3,332,129)

Balance—June 30, 2021 (Unaudited)	—	—	12,397,727	1,240	—	(35,830,518)	(35,829,278)
Net income	—	—	—	—	—	837,388	837,388

Balance—September 30, 2021 (Unaudited)	—	$—	12,397,727	$1,240	$—	$(34,993,130)	$(34,991,890)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDEPENDENCE HOLDINGS CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$16,372,151	$(192,195)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(2,957,940)	(29,272)
Financing costs—derivative warrant liabilities	—	634,480
Change in fair value of derivative warrant liabilities	(14,437,700)	(1,139,810)
Changes in operating assets and liabilities:
Prepaid expenses	492,558	(1,002,480)
Accounts payable	47,066	51,001
Accrued expenses	7,500	32,375

Net cash used in operating activities	(476,365)	(1,645,901)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(495,909,080)

Net cash used in investing activities	—	(495,909,080)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(170,558)
Proceeds received from initial public offering, gross	—	495,909,080
Proceeds received from private placement	—	13,618,182
Offering costs paid	(70,000)	(10,366,024)

Net cash (used in) provided by financing activities	(70,000)	498,990,680

Net increase in cash	(546,365)	1,435,699
Cash—beginning of the period	1,260,014	—

Cash—end of the period	$713,649	$1,435,699

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$129,005
Reversal of accrued expenses	$—	$58,385
Outstanding accounts payable balance paid by related party under note payable	$—	$37,500
Deferred underwriting commissions	$—	$17,356,818
Remeasurement of Class A ordinary shares subject to possible redemption	$2,897,690	$38,349,497
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
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from December 7, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $714,000 in its operating bank account and working capital of approximately $963,000.
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of $300,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. There were no Working Capital Loans outstanding as of September 30, 2022 and December 31, 2021.

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
Management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations through March 11, 2023 should the Company proceed with an Initial Business Combination, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2023.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 49,590,908 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted on March 4, 2021 and are subject to a performance condition (i.e., the occurrence of an Initial Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date of these financial statements, the Company determined that an Initial Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date an Initial Business Combination is considered probable (i.e., upon completion of an Initial Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share of $7.50 (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. See Note 4.
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 18,996,970 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)—basic and diluted	$2,751,723	$687,931	$669,910	$167,478	$13,097,721	$3,274,430	$(145,160)	$(47,035)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	49,590,908	12,397,727	49,590,908	12,397,727	49,590,908	12,397,727	37,056,942	12,007,284

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.01	$0.01	$0.26	$0.26	$(0.00)	$(0.00)

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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
On December 7, 2020, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $171,000 under the Note and fully repaid the balance upon closing of the Initial Public Offering.
In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
During the three months ended September 30, 2022 and 2021, the Company incurred $30,000 in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and approximately $67,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Company had no amounts payable for such services.
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
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2022 and December 31, 2021, the Company had an aggregate of 18,996,970 warrants outstanding, comprised of 9,918,182 Public Warrants and 9,078,788 Private Warrants.
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 49,590,908 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$495,909,080
Less:
Proceeds allocated to public warrants	(11,009,180)
Class A ordinary share issuance costs	(27,340,317)
Plus:
Remeasurement of carrying value to redemption value	38,349,497

Class A ordinary share subject to possible redemption, December 31, 2021	$495,909,080
Remeasurement of Class A ordinary shares subject to possible redemption	2,897,690

Class A ordinary share subject to possible redemption, September 30, 2022	$498,806,770

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 49,590,908 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 7).
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 11, 2020, the Company issued 12,506,250 Class B ordinary shares to the Sponsor, after giving retroactive effect to the share capitalization described in Note 4. Of the 12,506,250 Class B ordinary shares outstanding, up to 1,631,250 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 6,090,908 Units; leaving only 108,523 Class B ordinary shares remaining subject to forfeiture. On April 22, 2021, the underwriters’ over-allotment option expired, and the Sponsor forfeited 108,523 shares of Class B ordinary shares, resulting in 12,397,727 Class B ordinary shares outstanding, none of which are subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 12,397,727 Class B ordinary shares outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$498,906,770	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$1,289,360	$—	$—
Derivative warrant liabilities—Private	$—	$1,180,240	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$495,948,830	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$8,827,180	$—	$—
Derivative warrant liabilities—Private	$—	$8,080,120	$—
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
The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Monte Carlo simulation, and subsequently are based on the listed market price of such warrants, a Level 1 measurement since April 2021, when the warrants detached from the Units issued in the Initial

INDEPENDENCE HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Offering The fair value of the Private Warrants were initially measured at fair value using a Modified Black Scholes method, and subsequently are based on the listed market price of Public Warrants beginning in April 2021. For the three months ended September 30, 2022 and 2021, the Company recognized gains of approximately $1.5 million and $1.1 million, respectively, related to the decrease in the fair value of the derivative warrant liabilities, which presented as change in the fair value of derivative warrant liabilities on the condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized gains of approximately $14.4 million and $1.1 million, respectively, related to the decrease in the fair value of the derivative warrant liabilities, which presented as change in the fair value of derivative warrant liabilities on the condensed statements of operations.
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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placemeent”) of 9,078,788 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $13.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $495.9 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $714,000 in our operating bank account, and working capital of approximately $963,000.

Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the founder shares, the loan under the note of $300,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us working capital loans (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. To date, there are no Working Capital Loans outstanding.

Until consummation of our Initial Business Combination, we intend to use our cash held outside the Trust Account, and, if necessary, Working Capital Loans from the Company’s officers and directors, and initial shareholders, for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Our management has determined that we do not have sufficient liquidity to meet our anticipated obligations through March 11, 2023 should we proceed with an Initial Business Combination, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern. We have until March 11, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with our management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2023.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $3.4 million, which consisted of approximately $2.2 million in interest income from investments held in the Trust Account and non-operating income of approximately $1.5 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $289,000 in general and administrative expenses and $30,000 in administrative expenses—related party.

For the three months ended September 30, 2021, we had net income of approximately $837,000, which consisted of approximately $1.1 million in change in fair value of derivative warrant liabilities, and approximately $6,000 in interest income from investments held in Trust Account, partially offset by approximately $279,000 in general and administrative expenses, and $30,000 in administrative expenses-related party.

For the nine months ended September 30, 2022, we had net income of approximately $16.4 million, which consisted of approximately $3.0 million in interest income from investments held in the Trust Account and non-operating income of approximately $14.4 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $933,000 in general and administrative expenses and $90,000 in administrative expenses—related party.

For the nine months ended September 30, 2021, we had a net loss of approximately $192,000, which consisted of approximately $659,000 in general and administrative expenses, approximately $67,000 in administrative expenses-related party, and approximately $634,000 in financing costs-derivative warrant liabilities, offset by approximately $1.1 million in change in fair value of derivative warrant liabilities, and approximately $29,000 in interest income from investments held in Trust Account.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, we had no borrowings under the Working Capital Loans.

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

During the three months ended September 30, 2022 and 2021, we incurred approximately $30,000 in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2022 and 2021, we incurred $90,000 and approximately $67,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, we had no amounts payable for such services.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 15, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 18, 2022. You should review the risk factor below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

How are the funds in the trust account currently being held?

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our Initial Public Offering, should our Company continue to exist to such date, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

INDEPENDENCE HOLDINGS CORP.

Date: November 18, 2022	By:	/s/ John Lawrence Furlong
	Name:	John Lawrence Furlong
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Jaskaran Heir
	Name:	Jaskaran Heir
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)